Form 10KSB
period 2006-12-31
AUTO PHOTO TECHNOLOGIES INC
filed 2007-07-05
CIK 1372507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from [	] to [	]

Commission file number  000-52475

AUTO PHOTO TECHNOLOGIES INC.
(Name of small business issuer in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#6-260 E. Esplanade, North Vancouver, BC	V7L 1A3
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  604-984-0400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
(Check one):	Yes [	];	No ☒.

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $398,388

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes [	]	No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

520,000 common shares @ $0.20(1) = $104,000

(1) Represents the price at which we last issued shares. Used only for the purpose of this calculation.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

1,186,667 common shares issued and outstanding as of May 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):	Yes [	];	No ☒.

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Auto Photo", and "APK" mean Auto Photo Technologies Inc. and our wholly owned subsidiary, Auto Photo Kiosk GmbH, unless otherwise indicated.

Business Development During Last Three Years

We were incorporated in the state of Nevada on December 11, 2003 and commenced operations with the acquisition of Auto Photo Kiosk GmbH. (“APK”), which we acquired on our incorporation. Our majority-owned subsidiary, APK, was incorporated in Germany in September of 2001. Through our subsidiary APK, we provide photographic services through automated kiosk-style instant photo booths at various locations in Germany.

Our United States resident agent's office (Corporation Trust Company) is located at 6100 Neil Road, Suite 500, Reno, Nevada, United States, 89511. Our principal business and executive offices are located at #6 - 260 E. Esplanade, North Vancouver, British Columbia, Canada V7L 1A3. Our telephone number is 604-984-0400. We have one subsidiary, APK, a German company incorporated in September of 2001 and its principal office is located at Paul Kemp Strasse 4, Bonn 53173, Germany.

We only commenced our operations in December of 2003. We have generated net losses since our inception on December 11, 2003. For the year ended December 31, 2006 we had net losses of $(322,699). Our current monthly burn rate for our current operation is approximately $25,000. In order to fund our plan of operation, we anticipate that we will require an additional $250,000 to $300,000 through December 31, 2007, although we do not currently have any arrangement for additional financing. As at December 31, 2006, we estimate that we have $803,575 in working capital deficiency. We are not a "blank check company" as defined by Rule 419(a)(2) of Regulation C of the Securities Act of 1933, as we have revenues from our business operations and are developing our automated photo booth business.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the consolidated financial statements for the period ended December 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Corporate History

We were incorporated in the state of Nevada on December 11, 2003 under the name “Spectre Holdings Inc.”. On January 5, 2006 we changed our name to “Auto Photo Technologies Inc.”.

Our Current Business

We hold a majority interest in Auto Photo Kiosk GmbH ("APK"), a limited liability corporation under the laws of Germany. We own 80%, and Vending Concept GmbH, a Swiss corporation, owns the remaining 20% of the share capital of APK. We acquired this interest from Spectre Industries Inc., formerly our parent company, on December 11, 2003 when we assumed all of the assets and liabilities of Spectre Industries at that time. At the time of the acquisition, Mr. Grant, our sole director and officer, held 1,000,000 shares of Spectre Industries, representing 4.8% of the issued and outstanding shares of Spectre Industries. Subsequently on December 15, 2004, Spectre Industries transferred our one issued and outstanding share to Mr. Grant, in consideration for Mr. Grant releasing Spectre Industries from all amounts due and owing to him, which amounts totalled $267,393, consisting of management fees and expenses of $162,162, notes payable of $99,846 and accrued interest on the notes of $5,385 as at December 11, 2003. At the time of the share transfer Mr. Grant was no longer affiliated with Spectre Industries, although he held 66,666 (post reverse split) shares representing 1.7% of the issued and outstanding Spectre Industries shares at the time.

The primary asset of Spectre Industries that we acquired was APK. APK was incorporated in September 2001 as a photographic service company to operate automated kiosk-style instant photo booths and related products, in major public access areas in Germany.

APK's existing location operators are government and municipal agencies, malls and shopping centres. APK currently has 17 instant photo booths installed. The customers are individuals who go to the photo booths for photos to use in forms of personal identification (such as passports, driver's licenses, personal identification, etc.). APK's photo booths produce photos using digital technology and require no photo processing chemicals.

The locations for installation of a photo booth are made available by APK's location operators who provide the locations for the photo booths. Of the 17 booths in operation, 15 operate under a revenue sharing arrangement and 2 operate on a fixed rent basis. Under each revenue sharing arrangement, the location operator is paid between 30-44% of the net revenues (gross revenues less value-added-tax ("V.A.T.")), generated by each installed photo booth. The fixed rental rate for photo booths ranges between €280 to €500 per month. The length of the location rental contracts vary from one year (contracts with written termination three months prior to expiration) up to 10 years. Of our location rental contracts, 16 are one-year term contracts and one is a ten-year term contract.

Regardless of the location operator arrangement for any individual photo booth, we currently charge €6.00 per photo session for all photo booths. There is no correlation between location operator remuneration and whether a unit is leased or owned.

Of the 17 instant photo booths that are installed, 11 are leased from EFS Business Consult & Co. Hora oHG Germany under two lease agreements. Both lease agreements have the same terms, and are for a period of 36 months with an automatic extension for 24 months. Under the terms of the lease agreements APK pays a fixed lease payment of €300 per month per machine. The 2 lease agreements have each been extended for an additional 30 months, at the same rental rate of €300 per month per machine.

The remaining six machines are directly owned by APK, having been purchased at a cost of €14, 271 per booth. Of the instant photo booths that are installed, 5 are located in shopping centres and 12 are located in various city government buildings.

The photo booths generate revenue simply by the customer entering the booth and selecting what type of photos they desire. The menu screen will prompt the customer to deposit the required payment in to the coin slots, which as noted above is currently €6.00 per session.

In addition to APK, we also acquired entitlement to some nominal consulting and commission payments, which had been previously held by Spectre Industries. The consulting revenue stream terminated in the last quarter of 2005 in accordance with its terms.

Employees

As of December 31, 2006, we do not have any employees other than our directors and officers. Our company is managed by Ian S. Grant, our sole director and officer. Over the twelve months ending December 31, 2007, we do not expect to hire any employees. Our subsidiary APK has two employees.

Purchase or Sale of Equipment

As we lease our instant photo booths, we do not intend to purchase any significant equipment over the twelve months ending December 31, 2007.

Competition

According to available industry information, our largest competitor is FotoFix GmbH, a subsidiary of Photo-Me International PLC, who have approximately 1800 instant photo booth installations in the German market.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

RISKS RELATED TO OUR BUSINESS

We have had minimal revenues from operations and if we are not able to generate material revenues we may be forced to scale back or cease operations or our business operations may fail.

To date we have not generated any material revenues from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We commenced our business operations in December 2003. We have generated $375,160 in revenue from our automated photo booth business for the year ended December 31, 2006. We incurred a net loss of $(204,622) for the year ended December 31, 2005, and a loss of $(322,699) for the year ended December 31, 2006. As of December 31, 2006, we had a working capital deficiency of $803,575. On July 25, 2006, we received an aggregate of $104,000 gross proceeds from a private placement financing in which we sold shares of our common stock. We have estimated that we will require between $250,000 and $300,000 to carry out our business plan for the twelve-month period ending December 31, 2007. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our photo business to respond to competitive pressures, to sign further site contracts or to respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from we will not be able to maintain our operations or achieve a profitable level of operations.

We have only commenced our business operations in December, 2003 and we have a limited operating history. If we cannot successfully manage the risks associated with the expansion of our automated photo business, we may not achieve profitable operations and ultimately our business may fail.

We have a limited operating history. Our operating activities since our incorporation on December 11, 2003 consisted primarily of acquiring and operating our automated photo business. On December 11, 2003, we acquired the majority of the outstanding shares in APK, a German company which provides instant photos through automated photo kiosks. APK was incorporated in September of 2001. Our prospects are subject to the risks and expenses which we will encounter in our efforts to establish and expand our auto photo business. Our limited operating history makes it difficult or impossible to predict future results of our operations. We may not establish a clientele that will make us profitable, which might result in the loss of some or all of your investment in our common stock.

The fact that we are in the early development of our company and that we have only generated limited revenues since our incorporation raises substantial doubt about our ability to continue as a going concern, as indicated in our independent auditors' report in connection with our audited financial statements.

We have generated limited revenues since our inception on December 11, 2003. Since we are still in the early stages of developing our company and because of the lack of business operations at December 31, 2006, our independent auditors' report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our automated photo service gains significant popularity. On July 25, 2006, we raised $104,000 through the sale of shares of our common stock. We estimate our average monthly operating expenses for the twelve-month period ending December 31, 2007, to be approximately $25,000 each month. At this rate we will not be able to maintain our operations at their present level beyond mid 2007 without generating additional revenues from our operations or incurring any non-operational expenses. We cannot assure that we will be able to generate enough interest in our automated photo services. If we cannot attract a significant number of customers, we will not be able to general any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the financial statements for the period ended December 31, 2006.

We will need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to scale back or cease operations or discontinue our business.

Although we intend to raise additional capital, we do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing when such funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our automated photo services and our business model. Furthermore, there is no assurance that we will not incur further debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to maintain our operations, which might result in the loss of some or all of your investment in our common stock.

We anticipate that the funds we have raised in the last private placements will not be sufficient to satisfy our cash requirements for the balance of the year ended December 31, 2007. In addition, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

- we incur unexpected costs in expanding our products and photo booth location or encounter any unexpected technical or other difficulties;

- we incur delays and additional expenses as a result of technology failure;

- we are unable to create a substantial market for our products; or

- we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could prevent us from pursuing our business plans for the expansions of our automated photo operations and ultimately achieving a profitable level of such operations.

We are dependent upon outside capital for our continued operations.

We will depend almost exclusively on outside capital to pay for the continued development and marketing of our products. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our automated photo operations and so may be forced to scale back or cease operations or discontinue our business.

All of our assets and all of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, all of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

Limited Operating History In Providing Services to the Automated Photo Booth Industry

On September 4, 2001 our subsidiary, APK, commenced the operation of our current business in the instant photo booth market. As such, we have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. Some of these risks and uncertainties relate to our ability to:

- establish and maintain relationships with key location providers for our instant photo booths;

- respond effectively to competitive and technological developments;

- build an infrastructure to support our business;

- attract, retain and motivate qualified personnel.

We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so may impair our ability to capture market share and generate revenues. In addition, our operating results are dependent to a large degree upon factors outside of our control, including the general strength, and acceptance of our instant photo booths in the German market.

Many of Our Competitors Have Greater Resources And Better Name Recognition

Many of our competitors are substantially larger than us and have significantly greater financial resources and marketing capabilities than we have, together with better name recognition. Competitors with superior resources and capabilities may be better able to utilize such advantages to market their services better, faster and/or cheaper than we can.

Increased competition from future or existing competitors in the instant photo booth market will likely impair our ability to establish and maintain market share. If we are unsuccessful in establishing and maintaining a sufficient number of instant photo booths in profitable locations, it is unlikely that we will be able to generate sufficient revenues to sustain operations

We lack working capital and due to the losses incurred since inception, our stockholders' deficits and lack of revenues, there is substantial doubt about our ability to continue as a going concern.

There is substantial doubt about our ability to continue as a going concern due to the losses incurred since inception, our stockholders' deficit, and lack of revenues.

We have not generated sufficient revenues to cover our operational expenses and do not anticipate doing so in the near future. If our business does not meet our intended income goals, we will require additional financing. If we are not successful in obtaining additional financing immediately, we may be required to reduce operations to a sustainable level until any such financing is obtained, or sufficient revenues are generated to sustain operations. There can be no assurances that additional equity or other financing will be available at all or available on terms acceptable to us.

Our ability to continue in business in part depends upon our continued ability to obtain financing. There can be no assurance that any such financing would be available upon terms and conditions acceptable to us, if at all. The inability to obtain additional financing in a sufficient amount when needed and upon acceptable terms and conditions could have a materially adverse effect upon us. Inadequate funding could impair our ability to compete in the marketplace and could result in our dissolution.

We have a history of net losses and a lack of established revenues, and as a result, we expect to incur more net losses in the future.

We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. As of December 31, 2006 we have an accumulated deficit of $998,330.

Risk of Termination of Site Contracts

All but one of the contracts pursuant to which we place instant photo booths on site locations are short-term, ie. one year "evergreen" contracts that are subject to renewal on an annual basis and so are easily terminated by either party. There can be no assurance that contracts to place instant photo booths will not be terminated at any time. The termination of a contract or other arrangement with a provider of multiple sites, would significantly reduce our number of auto photo kiosk installations and limit access to prime site locations in the future. Such a termination could have a material adverse effect on our business, financial condition and results of operations.

Dependence on a Single Product; Rapid Technological Change

Going forward we will derive the majority of our revenues from the operation of our instant photo booths. The digital technology incorporated by our instant photo booths is characterized by rapid technological change, new products and services, evolving industry standards and changing client preferences. Our success will depend, in significant part, upon our ability to make timely and cost-effective enhancements and additions to the auto photo kiosk technology and to introduce new products and services that meet customer demands. We expect new products and services to be developed and introduced by other companies that compete with our products and services. The proliferation of new digital photographic technology may reduce demand for our instant photo booths. There can be no assurance that we will be successful in responding to these or other technological changes, to evolving industry standards or to new products and services offered by our current and future competitors. In addition, we may not have access to sufficient capital for our research and development needs in order to develop or acquire new products and services.

Disruption in Manufacturing and Repair; Inability to Manufacture or Service Instant Photo Booths

The supply, manufacture technical updates and servicing of the instant photo booths is provided exclusively by Vending Concepts GmbH. We are dependent on this one supplier for the provision, repair and servicing of the instant photo booths. Our reliance on this supplier, as well as industry supply conditions generally, subject us to various risks, including the possibility of a shortage or a lack of availability of instant photo booths, key components, quality control problems, increases in component costs and reduced control over delivery schedules, any of which could adversely affect our business and results of operations. In situations where we are unable to rectify supply or quality problems associated with our instant photo booths costly delays could result. Although we believe that our supplier has current manufacturing capabilities to enable it to produce sufficient instant photo booths for our purposes through fiscal 2007, there can be no assurance that this will be adequate for unanticipated future growth.

Uncertain Ability To Achieve, Manage Or Sustain Growth

It may be necessary for us to grow in order to remain competitive. Our ability to grow is dependent upon a number of factors including, but not limited to, our ability to hire, train and assimilate management and other employees, the adequacy of our financial resources, our ability to identify and efficiently provide new services as may be demanded by our customers in the future and our ability to adapt our services to accommodate necessary operational changes. In addition, there can be no assurance that we will be able to achieve such expansion or that we will be able to manage expanded operations successfully. Failure to manage growth effectively and efficiently could have an adverse effect on our ability to acquire sufficient market share and remain competitive.

Dependence Upon Ian S. Grant

Our key personnel is limited at present to Ian S. Grant, our President. The loss of the services of Mr. Grant, for any reason, may have a materially adverse effect on our prospects. Although we believe that the loss of any of our management (apart from Mr. Grant) will not have a material adverse impact upon us, there can be no assurance in this regard, nor any assurance that we will be able to find suitable replacements. In addition, competition for personnel is intense, making it difficult to find highly skilled employees with appropriate qualifications. Furthermore, we do not maintain "key man" life insurance on the lives of any of our management or other of our key employees. To the extent that the services of any key employee of ours becomes unavailable, we will be required to retain other qualified persons. However, there can be no assurance that we will be able to employ qualified persons upon acceptable terms.

We have accrued significant amounts of management fees that are payable on demand to our director and officer, Ian S. Grant. If a demand for payment was made we would be unable to satisfy any required payment.

As at December 31, 2006 we have accrued management fees of $392,201 that are due and owing to Ian Grant, our director and officer. These fees have no fixed payment terms and are due on demand. As at December 31, 2006 we had $14,807 in cash on hand and to date we have not generated any material revenues from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We cannot anticipate when we will be able to generate significant revenues from sales, or when or if we will be able to raise additional funds. As a result, if Mr. Grant made a demand for payment of the accrued fees that are due and owing to him, we would be unable to make any payments in satisfaction of the accrued fees. If a demand for payment of the accrued fees is made we will not be able to maintain our operations and our business will fail.

Because our officers, directors and principal shareholders control a majority of our common stock, investors will have little or no control over our management or other matters requiring shareholder approval.

Our officers and directors and their affiliates, in the aggregate, beneficially own 56.18% of issued and outstanding shares of our common stock. As a result, they have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control our company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

RISKS ASSOCIATED WITH OUR COMMON STOCK

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently plan to have our common stock quoted on the National Association of Securities Dealers Inc.'s OTC Bulletin Board. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in our shares of common stock. At the date hereof, we are not aware that any market maker has any such intention. However, we cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies.

Sales of a substantial number of shares of our common stock into the public market by the selling stockholders may result in significant downward pressure on the price of our common stock and could affect the ability of our stockholders to realize any current trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock, when and if such market develops. Selling stockholders may be reselling up to 33% of the issued and outstanding shares of our common stock. As a result of such registration statement, a substantial number of our shares of common stock which have been issued may be available for immediate resale when and if a market develops for our common stock, which would have the effect of decreasing the price of our common stock. As a result of any such decreases in price of our common stock, purchasers who acquire shares from the selling stockholders may lose some or all of their investment.

Any significant downward pressure on the price of our common stock as the selling stockholders sell the shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock, which may result in the loss of some or all of an investment in our common stock.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations and the NASD's sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in Item 1 – Description of Business – Risk Factors of this quarterly report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Item 2.	Description of Property.

Our executive and head offices are located at #6 - 260 E. Esplanade, North Vancouver, British Columbia, Canada V7L 1A3. We have no written agreement in regards to our offices and the offices are provided to us by Mr. Grant and shared expenses for the offices are charged to us. The monthly rental charge that has been charged to us is approximately CDN$500 per month, during 2006. Mr. Grant leases these premises on a month to month basis at a cost of CDN$500 per month. The premises are approximately 400 square feet in size. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

Item 3.	Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.	Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

There is currently no trading market for our common stock. We do not have any common stock subject to outstanding options or warrants and there are no securities outstanding that are convertible into our common stock. None of our issued and outstanding common stock is eligible for sale pursuant to Rule 144 under the Securities Act of 1933. Rule 144, as currently in effect, allows a person who has beneficially owned shares of a company's common stock for at least one year to sell within any three month period a number of shares that does not exceed the greater of:

(1)           1% of the number of shares of the subject company's common stock then outstanding which, in our case, will equal approximately 11,867 shares as of the date of this prospectus; or

(2)           the average weekly trading volume of the subject company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the subject company.

We have not declared any dividends on our common stock since the inception of our company on December 11, 2003. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". "Penny stock" is defined to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If we establish a trading market for our common stock, our common stock will most likely be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.

Dividends

We have not declared any dividends on our common stock since the inception of our company. There is no restriction in our Articles of Incorporation or by-laws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Equity Compensation Plan Information

We currently do not have any stock option or equity plans.

Recent Sales of Unregistered Securities

On July 25, 2006, we issued 666,666 shares to Ian S. Grant at a deemed price of $0.20 per share in satisfaction of $133,333.20 in accrued management fee owed to Mr. Grant in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933. Ian S. Grant is not a U.S. person as that term is defined in Regulation S. No directed selling efforts were made in the United States by Auto Photo Technologies Inc., any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing. We are subject to Category 3 of Rule 903 of Regulation S and accordingly we implemented the offering restrictions required by Category 3 of Rule 903 of Regulation S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to US persons unless the shares are registered under the Securities Act of 1933, or an exemption from the registration requirements of the Securities Act of 1933 is available. The offering materials and documents also contained a statement that hedging transactions involving the shares may not be conducted unless in compliance with the Securities Act of 1933. In addition, we met the requirements set forth in Rule 903(b)(3)(iii)(B)(1), (2) and (4) of Regulation S in that the requirements contained therein were specifically provided for in the subscription agreement entered into with Mr. Grant.

On July 25, 2006, we issued 520,000 common shares to 36 subscribers at an offering price of $0.20 per share for gross offering proceeds of $104,000 in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933. None of the subscribers were U.S. persons at that term is defined in Regulation S. No directed selling efforts were made in the United States by Auto Photo Technologies Inc., any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing. We are subject to Category 3 of Rule 903 of Regulation S and accordingly we implemented the offering restrictions required by Category 3 of Rule 903 of Regulation S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to US persons unless the shares are registered under the Securities Act of 1933, or an exemption from the registration requirements of the Securities Act of 1933 is available. The offering materials and documents also contained a statement that hedging transactions involving the shares may not be conducted unless in compliance with the Securities Act of 1933. In addition, we met the requirements set forth in Rule 903(b)(3)(iii)(B)(1), (2) and (4) of Regulation S in that the requirements contained therein were specifically provided for in the subscription agreements entered into with the subscribers.

Item 6.	Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 5 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

General Overview

We remain an early stage company with minimal operations. As noted below we have only recently been generating revenue from our photo booth operations. Our primary concerns in regards to our efforts to maintain and expand our business and increase our revenues are:

•	market acceptance our instant photo booth services;
•	our ability to successfully compete with other more established companies who provide similar products; and
•	our short term funding requirements until we achieve a break-even level of operations.

While we are encouraged by the recent increases in sales and revenues (from $383,040 for the year ended December 31, 2005 to $398,388 for the year ended December 31, 2006), we realize that in order for this trend to continue we must establish and maintain a significant share of the market for automated photo sales. The only measurement that we have for ascertaining whether or not the auto photo market is accepting our services, and whether or not we are successfully competing in such market, is whether our revenues are increasing on a month to month basis. As we are an early stage development company, and until we achieve a more substantial level of operations and have greater resources available to us, it will be difficult to analyze how we are doing in terms of our efforts to obtain additional market share and successfully compete in the auto photo market, other than by looking to our revenues as a benchmark.

With the filing of our registration statement we are taking the initial steps in “going public” and accessing the public markets. We are doing this both from an investor relations standpoint, so that our shareholders may have some liquidity in their investment in the event that a public market develops for our securities; and from a desire to make our company more readily able to attract future financing. We currently plan to have our common stock quoted on the National Association of Securities Dealers Inc.'s OTC Bulletin Board. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in our shares of common stock. However, we cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize. As noted herein, we will require further financing to fund the expansion of our business and by being a public company we will be a more attractive investment for a wider range of potential investors.

Until we are able to generate material revenues from operations we must limit our expenses as much as possible. To date the majority of our expenses have been as a result of legal and accounting costs associated with the offering and our registration statement. Now that we are no longer faced with such expenses as they relate specifically to our registration statement and the offering, we anticipate that our ongoing operating, legal and audit expenses will be at a manageable level, provided that we at least maintain our current level of revenues.

Results Of Operations

Year ended December 31, 2006, compared to year ended December 21, 2005

We incurred a net loss of $322,699 for the year ended December 31, 2006 compared to a net loss of $204,622 for the comparative period in 2005. After the foreign currency adjustments, the total comprehensive loss increased to $349,481 for the year ended December 31, 2006 compared to $179,236 for the year ended December 31, 2005.

We recorded total revenues of $398,388 for the year ended December 31, 2006 and total revenues of $383,040 during the comparable period in 2005. Photo kiosk revenue for 2006 was $375,160 versus $318,800 for 2005. The higher 2006 photo kiosk revenues of $56,360 can be attributed to a price increase in 2006 and improved revenue from certain locations. Sales commission revenue for 2006 was $23,228 versus $14,240 in 2005, and consulting revenue for 2006 was nil versus $50,000 in 2005. Photo kiosk rent and leasing costs were higher in 2006 than 2005 due to the higher revenues and activity. General and administrative expenses for the year ended December 31, 2006 were $263,292 versus $135,594 for the same period in 2005. This increase for 2006 was due to higher professional fees in 2006 ($100,348 versus $21,676), higher selling costs in 2006 ($123,776 versus 99,138) and higher office and travel costs in 2006 ($24,061 versus $1,403).

The loss from operations for the year ended December 31, 2006 was $312,782 versus $193,418 in 2005.

As of December 31, 2006, we had a working capital deficiency of $803,575.

Liquidity and Capital Resources

As at December 31, 2006 we had cash on hand of $14,807 and our total current assets were $46,160, which consisted primarily of cash, accounts receivable and prepaid expenses. While our revenue from sales has been increasing from period to period, there is no guarantee that this will continue, or will increase to a sufficient level to fund our operations. However, as our revenues and cash flow from operations increase, we look forward to relying less on the sale of stock and advances from related parties in order to finance our operations.

As at December 31, 2006, our total current liabilities increased to $849,735 from $797,748 at December 31, 2005, primarily reflecting an increase in accounts payable and amounts due to related parties.

We do not anticipate any material changes in the cost or requirements relating to the capital resources required to conduct our operations. We do not have any obligations regarding, and do not intend on making, any material capital expenditures.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. On July 25, 2006, we effected equity private placements totalling $104,000. These funds will not be sufficient for us to address our minimum current and ongoing expenses, and as a result we will have to restrict or eliminate expenses associated with the marketing and promotion activity connected with the development and marketing of our products and expansion of our automated photo booths. Although we will be required to impose such limitations, we anticipate that our cash-on-hand will be sufficient to pay for the remaining offering expenses associated with the offering and pay for the offering expenses that are currently due and owing. However, we cannot satisfy our minimum cash requirements for the year ending December 31, 2007 without further funding. As we will require additional monies during 2007, we hope to raise any such additional capital primarily through the private placement of our securities or advances from related parties.

Future Operations

Presently, our revenues are not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to maintain and expand our current operations.

Our capital requirements are difficult to plan in light of our current strategy to expand our customer base for the automated photo booth operations of APK.

Our goals are to identify further locations for photo booths and introduce more booths into operation in as many key locations as we are able to enter into contracts for. As a result, we intend to identify further such locations and negotiate contracts for any key locations that are able to.

Since our inception, we have been dependent on investment capital as an important source of liquidity. In order to maintain our operations at the current level, we require approximately $25,000 per month to fund our operations. Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term. We need to secure additional working capital in the short-term in order to sustain our operations and execute our business plan. It is our intention to raise sufficient funds necessary to carry our company through to positive cash flow and profitability. Management projects that we may require an additional $250,000 to $300,000 to help fund our ongoing operating expenses and working capital requirements through December of 2007. We have incurred operating losses since inception, and this is likely to continue into the year ended December 31, 2007.

Plan of Operation and Cash Requirements

We anticipate that we will expend approximately $300,000 during the twelve-month period ending December 31, 2007 to fund, service and maintain our current photo booths, and for working capital. These expenditures are broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending December 31, 2007

Operating Expenses
Management and Consulting	137,000
Subsidiary Operations	96,000
General and Administrative	83,000
Total Operating Expenses	$316,000

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended December 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

As a result, there will also be substantial doubt about our ability to continue as a going concern as the continuation of its business will be dependent upon obtaining further financing, successful and sufficient market acceptance of the automated photo products, the continuing successful development of the photo booth operations, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of the stockholders who will be receiving its shares in the spin off. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for its continued operations. We intend to pursue various financing alternatives to meet its immediate and long-term financial requirements, which it anticipates will consist of further private placements of its equity securities or shareholder loans. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to scale down or perhaps even cease operations.

Management believes that automated photo booths that provide instant photos will become an increasingly popular market segment. Digital photographic technology continues to rapidly replace conventional photography given its efficiency and quality. We believe that placing this technology in an instant photo booth will address a number of recreational and identification needs for consumers seeking photographic services. The recreational applications apply to local consumers as a novelty and, more importantly, tourists who have not had any experience with a similar product or service in their home jurisdiction. For identification purposes, the photos taken with our photo booths are capable of providing photographs for passport applications. In addition, we are hoping to expand upon the recognition of our services for providing further official identification services for government or other agencies who require such photographic services in this format. If we are successful at building our brand and showing consistent sales growth we hope that we may be successful at completing future equity or debt financings.

As noted, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements, which we anticipate will consist of further private placements of equity securities, advances from related parties or shareholder loans. We plan to rely on loans from management to meet our short term cash requirements. We have not entered into any definitive agreements with any shareholders or related parties for the provision of loans or advances. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Purchase or Sale of Equipment

As we currently lease our instant photo booths and intend to continue to do so, we do not anticipate that we will expend any significant amount on equipment for our present or future operations, as we intend to continue to lease our photo booths.

Personnel

As of December 31, 2006, our only employee is our president and sole director, Ian S. Grant; who handles all of the responsibilities in the area of corporate administration, business development and research. In addition, such individual provides us with capital raising services. We have no other employees.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections, an amendment of APB Opinion 20 and FASB Statement No. 3,” which changes the requirements for accounting for and reporting on a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our financial statements.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets, an amendment of FASB No. 140,” which modifies the accounting for and reporting of servicing asset and servicing liabilities. This statement is effective as of the beginning of our first fiscal year that begins after September 15, 2006. SFAS No. 156 is not currently applicable to the company, however the adoption of SFAS No. 156 will not have a material impact on our results of operations.

In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The company is currently evaluating the impact of applying the various provisions of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” that provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In addition, SFAS 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. This standard will be effective for financial statements issued for fiscal periods beginning after November 15, 2007 and interim periods within those fiscal years. The company is currently evaluating the impact of applying the various provisions of SFAS 157.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Going Concern

The audited financial statements included with this prospectus have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of the financial statements.

Revenue Recognition

Our subsidiary, APK, recognizes photo booth revenue on an accrual basis. A sale occurs each time a customer purchases photographs from the booth. The photo booth records the time and date of each photograph purchased. APK’s service technician visits each booth on a regular schedule, at which time a photograph sales report is printed. This photograph sales report is the basis for recording revenue.

The sales commission revenue is from a third party company. We earn a commission based on the revenues generated by an e-commerce business. We recognize revenue on a cash received basis when the third party reports the e-commerce revenues.

Principles of Consolidation

For our foreign subsidiary, APK, the functional currency has been determined to be the Euro. Accordingly, assets and liabilities are translated at period end exchange rates prevailing during the period. The resultant cumulative translation adjustments to the assets and liabilities are recorded as a separate component of stockholders' equity. Exchange adjustments resulting from foreign currency transactions are included in the determination of net income (loss).

In accordance with Statement of Financial Accounting Standards No. 95, "Statements of Cash Flows," cash flows from our foreign subsidiaries are calculated based upon using the average exchange rates in effect at the time of the cash flow.

Fixed Assets

Fixed assets are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the useful lives, 5 years for photo kiosks and 3 years for office equipment.

Item 7.	Financial Statements.

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Auto Photo Technologies, Inc.

North Vancouver, B.C.

We have audited the accompanying consolidated balance sheets of Auto Photo Technologies, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations and other comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Auto Photo Technologies, Inc. as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company’s recurring losses and working capital deficit by operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC

Salt Lake City, Utah

June 15, 2007

AUTO PHOTO TECHNOLOGIES INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31.
	2006	2005
ASSETS

CURRENT ASSETS
Cash	$14,807	$52,608
Trade receivables	17,141	26,309
Other receivables	11,578	7,366
Prepaid expenses	2,634	1,786
Total Current Assets	46,160	88,069
FIXED ASSETS, NET (Note 2)	3,787	22,039
TOTAL ASSETS	$49,947	$110,108

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank overdraft (Note 4)	$21,484	$14,148
Accounts payable	114,606	49,654
Accounts payable – related parties (Note 6)	463,191	457,505
Accrued liabilities	12,128	12,757
Accrued liabilities – related parties	112,576	127,924
Income taxes payable	750	750
Advances payable (Note 5)	41,098	39,440
Notes payable and advances – related parties (Note 6)	83,902	95,570
Total Current Liabilities	849,735	797,748
TOTAL LIABILITIES	849,735	797,748
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 200,000,000 shares authorized, 1,186,667 shares and 1 share issued and outstanding	1,187	-
Additional paid-in capital (deficit)	220,040	(16,106)
Other comprehensive income (loss)
Foreign currency translation adjustments	(22,685)	4,097
Accumulated deficit	(998,330)	(675,631)
Total Stockholders’ Equity (Deficit)	(799,788)	(687,640)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$49,947	$110,108

The accompanying notes are an integral part of these consolidated financial statements.

AUTO PHOTO TECHNOLOGIES INC. AND SUBSIDIARY

Consolidated Statements of Operations and Other Comprehensive Loss

	For the Years Ended December 31,
	2006	2005
REVENUES
Photo kiosk revenue	$375,160	$318,800
Sales commission	23,228	14,240
Consulting revenue – related party	-	50,000
Total Revenue	398,388	383,040
EXPENSES
Photo kiosk rent and leasing expense	227,727	204,740
Photo kiosk operating supplies and expenses	47,345	81,735
General and administrative	263,292	135,594
Consulting expense – related party (Note 6)	153,033	132,996
Depreciation expense	19,773	21,393
Total Expenses	711,170	576,458
(Loss) from Operations	(312,782)	(193,418)
OTHER INCOME (EXPENSE)
Interest expense	(9,917)	(10,454)
Total Other Income (Expense)	(9,917)	(10,454)
(LOSS) BEFORE MINORITY INTEREST IN LOSS OF CONSOLIDATED SUBSIDIARY AND INCOME TAX EXPENSE	(322,699)	(203,872)
Minority interest in loss of consolidated subsidiary	-	-
(LOSS) BEFORE INCOME TAX EXPENSE	(322,699)	(203,872)
Income tax expense	-	750
NET (LOSS)	(322,699)	(204,622)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(26,782)	25,386
Total Other Comprehensive Income (Loss)	(26,782)	25,386
TOTAL COMPREHENSIVE (LOSS)	$(349,481)	$(179,236)
BASIC (LOSS) PER SHARE
(Loss) from operations	$(0.62)	$(204,622)
Total (Loss) per Share	$(0.62)	$(204,622)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	516,432	1

The accompanying notes are an integral part of these consolidated financial statements.

AUTO PHOTO TECHNOLOGIES INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid in Capital (Deficit)	Other Comprehensive Income (Loss)	Accumulated Deficit
	Shares	Amount
Balance, December 31, 2004	1	$-	$(16,106)	$(21,289)	$(471,009)
Foreign currency translation adjustments	-	-	-	25,386	-
Net loss for the year ended December 31, 2005	-	-	-	-	(204,622)
Balance, December 31, 2005	1	-	(16,106)	4,097	(675,631)
Issuance of common stock for cash at $0.20 per share	520,000	520	103,480
Common stock issued for related party debt conversion at $0.20 per share	666,666	667	132,666
Foreign currency translation adjustments	-	-	-	(26,782)	-
Net loss for the year ended December 31, 2006	-	-	-	-	(322,699)
Balance, December 31, 2006	1,186,667	$1,187	$220,040	$(22,685)	$(998,330)

The accompanying notes are an integral part of these consolidated financial statements.

AUTO PHOTO TECHNOLOGIES INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(322,699)	$(204,622)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation expense	19,773	21,393
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	9,169	(5,896)
(Increase) decrease in other receivables	(4,213)	361
Increase in prepaid expenses	(848)	(1,366)
Increase in accounts payable	60,998	18,301
Increase in accounts payable – related parties	131,712	210,936
Increase (decrease) in accrued liabilities	(1,797)	(3,324)
(Decrease) in accrued liabilities – related parties	(27,340)	(13,192)
Increase in income taxes payable	-	750
Net Cash Provided (Used) by Operating Activities	(135,245)	23,341
CASH FLOWS FROM INVESTING ACTIVITIES	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	7,336	7,572
Issue common stock for cash	104,000	-
Proceeds from advances payable	-	14,450
Advance payable – related parties	33,008	-
Payments on notes payable – related parties	(46,900)	-
Net Cash Provided by Financing Activities	97,444	22,022
NET INCREASE (DECREASE) IN CASH	(37,801)	45,363
CASH AT BEGINNING OF YEAR	52,608	7,245
CASH AT END OF YEAR	$14,807	$52,608
CASH PAID DURING THE PERIOD FOR:
Interest	$3,089	$4,386
Income taxes	$-	$-

DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for related party debt	$133,333	$-

The accompanying notes are an integral part of these consolidated financial statements.

AUTO PHOTO TECHNOLOGIES INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 1 -	ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements for the years ended December 31, 2006 and 2005 include those of Auto Photo Technologies Inc. (APT), and its 80% owned subsidiary, Auto Photo Kiosk GmbH (APK). Collectively, they are referred to herein as “The Company”.

Spectre Holdings Inc. was organized under the laws of the State of Nevada on December 11, 2003. On January 5, 2006 the Company changed its name from Spectre Holdings Inc to Auto Photo Technologies Inc. The Company plans to concentrate on the development of the photo kiosk business.

APK was incorporated under the laws of Germany on September 4, 2001, for the purpose of conducting business in photo kiosks. A predecessor company, Spectre Industries, Inc. was one of the original incorporators of APK.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Accounting Method

The Company’s consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year end.

b.	Basic Loss Per Share
		For the Year Ended December 31,
		2006	2005
	Loss from operations	$(322,699)	$(204,622)
	Total loss per share	$(0.62)	$(204,622)
	Weighted average number of shares outstanding	516,432	1

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements. The Company has no outstanding common stock equivalents as of December 31, 2006 and 2005.

AUTO PHOTO TECHNOLOGIES INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.	Provision for Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The provision (benefit) for income taxes for the year ended December 31, 2006 and 2005 consist of the following:

	2006	2005
Federal:
Current	$-	$750
Deferred	-	-
State:
Current	$-	$-
Deferred	-	-
	$-	$750

Net deferred tax assets consist of the following components as of December 31, 2006 and 2005:

	2006	2005
Deferred tax assets
NOL Carryover	$272,140	$199,595
Accrued Interest	5,269	9,135
Depreciation		260
Deferred tax liabilities:
Depreciation	(262)
Valuation allowance	(277,147)	(208,990)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2006 and 2005 due to the following:

AUTO PHOTO TECHNOLOGIES INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.	Provision for Taxes (Continued)

	2006	2005
Book loss	$(125,853)	$(79,510)
Timing differences	474	51,925
Meals and entertainment	2,356
Consulting and automobile – Related party payable	54,208
Valuation allowance	68,815	27,585
Income tax expense	$-	$-

At December 31, 2006, the Company had net operating loss carryforwards of approximately $697,794 that may be offset against future taxable income from the year 2007 through 2027. No tax benefit has been reported in the December 31, 2006 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future years.

d.	Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

e.	Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

f.	Concentrations of Risk

Cash

The Company maintains cash in various Swiss, German and Canadian accounts occasionally these amounts exceed insured limits.

AUTO PHOTO TECHNOLOGIES INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g.	Recent Accounting Pronouncements

During the year ended December 31, 2006, the Company adopted the following accounting pronouncements:

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections, an amendment of APB Opinion 20 and FASB Statement No. 3,” which changes the requirements for accounting for and reporting on a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of SFAS No. 154 will not have a material impact on our results of operations.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets, an amendment of FASB No. 140,” which modifies the accounting for and reporting of servicing asset and servicing liabilities. This statement is effective as of the beginning of our first fiscal year that begins after September 15, 2006. SFAS No. 156 is not currently applicable to the company and, we believe that the adoption of SFAS No. 156 will not have a material impact on our results of operations.

In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of applying the various provisions of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” that provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In addition, SFAS 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. This standard will be effective for financial statements issued for fiscal periods beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of applying the various provisions of SFAS 157.

AUTO PHOTO TECHNOLOGIES INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.	Presentation

All amounts are reported in United States Dollars.

i.	Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2006 and 2005 include those of the Company and its majority owned subsidiary Auto Photo Kiosk GmbH (APK). APK’s minority shareholder has not been allocated a proportionate share of the subsidiary’s losses as the cumulative losses applicable to the minority interest exceed the minority’s interest in the capital of the subsidiary. Any subsequent profits earned by the subsidiary that are applicable to the minority interest will be allocated to the Company to the extent that minority losses were previously absorbed.

For the Company’s foreign subsidiary, APK, the functional currency has been determined to be the Euro. Accordingly, assets and liabilities are translated at exchange rates at the end of the period and revenue and expenses are translated at exchange rates prevailing during the period. The resultant cumulative translation adjustments to the assets and liabilities are recorded as a separate component of stockholders’ equity.

Exchange adjustments resulting from foreign currency transactions are included in the determination of net income (loss). Such amounts are immaterial for all years presented.

In accordance with Statement of Financial Accounting Standards No. 95, “Statements of Cash Flows,” cash flows from the Company’s foreign subsidiaries are calculated based upon using the average exchange rates in effect at the time of the cash flow.

j.	Fixed Assets

Fixed assets are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the useful lives; 5 years for photo kiosks and 3 years for office equipment. As of December 31, 2006 and 2005 property and equipment consisted of the following:

	2006	2005
Photo Kiosks	$113,407	$101,734
Office equipment	2,387	2,387
Accumulated Depreciation	(112,007)	(82,082)
	$3,787	$22,039

AUTO PHOTO TECHNOLOGIES INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j.	Fixed Assets (Continued)

Depreciation expense from continuing operations for the years ended December 31, 2006 and 2005 was $19,773 and $21,393, respectively.

k.	Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. No advertising expenses were incurred for the years ended December 31, 2006 and 2005.

l.	Foreign Currency Translation

Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at the period end exchange rate. Non-monetary assets are translated at the historical exchange rate and all revenue and expenses are translated at the exchange rates prevailing during the period. Foreign exchange currency translation adjustments are included in the stockholders’ equity section.

m.	Stock Options

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payments to employees and directors including employee stock options  and stock purchases related to the Company’s employee stock option and award plans based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees” (“APB25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R)

During 2006 and 2005, no options were granted by the Company, therefore the accounting provisions of SFAS No. 123 have no impact on the Company’s reported net losses for the years ended December 31, 2006 and 2005.

n.	Long – Lived Assets

The Company follows SFAS No. 142 “Goodwill and Other Intangible Assets” with respect to long-lived assets. The Company evaluates its long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

AUTO PHOTO TECHNOLOGIES INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

o.	Revenue Recognition

The Company records photo kiosk revenue on an accrual basis based on the daily photo kiosk services delivered by each location. The Company earns a commission based on the revenues generated by an e-commerce business. This revenue is recognized on a cash received basis when the third party reports e-commerce revenues. Consulting revenue which is recognized on an accrual basis is earned for providing business advisory services to a former subsidiary now owned by a company related to Mr. Grant. This arrangement for business advisory services had a four year term; January 2002 to December 2005. The sales commission revenue is from a third party company.

NOTE 3 -	COMMON STOCK TRANSACTIONS

During 2006, the Company completed a private placement and conversion of certain debts for shares. The private placement was for 520,000 common shares at a purchase price of $0.20 per share for total proceeds of $104,000. In additional, an officer and director received 666,666 common shares for the conversion of $133,333 of outstanding accounts payable to common shares at a price of $0.20 per share. There was no common stock transactions during the year ended December 31, 2005.

NOTE 4 -	BANK LOANS

The Company’s subsidiary, APK, has obtained overdraft facilities with its operating banks. The overdraft facilities are supported by the signature of the Company’s president and minority shareholder. There is no fixed repayment schedule. The interest rate charged on the overdraft is 12%.

NOTE 5 -	ADVANCES PAYABLE

During 2004, the Company was advanced $24,990 by an unrelated company and during 2005 the same company advanced the subsidiary $14,450. These advances are non interest bearing and have no set repayment terms.

NOTE 6 -	RELATED PARTY TRANSACTIONS

Related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Accounts Payable – Related Parties

As of December 31, 2006 and 2005, the Company owed Ian S. Grant and Company Ltd. $392,201 and $393,822, respectively, for consulting fees.

AUTO PHOTO TECHNOLOGIES INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

As of December 31, 2006 and 2005, the Company’s subsidiary, APK, owed its 20% minority interest shareholder $70,990 and $63,683, respectively for goods delivered and services performed on behalf of the subsidiary.

NOTE 6 -	RELATED PARTY TRANSACTIONS (Continued)

Accrued Liabilities – Related Parties

As of December 31, 2006 and 2005, the Company’s subsidiary, APK, owed its 20% minority interest shareholder $99,065 and $104,505, respectively for items supplied and expenses paid on behalf of the subsidiary.

Notes Payable and Advances – Related Parties

As of December 31, 2006 and 2005, the Company had borrowed $29,413 and $76,300, respectively, from the Company’s CEO and President, Ian S. Grant. This note bears an interest rate of 8%, is unsecured and is due on demand. For the years ended December 31, 2006 and 2005 accrued liabilities – related parties included accrued interest of $8,640 and $20,014, respectively for this note

As at December 31, 2006 and 2005, the company’s subsidiary, APK, had borrowed $33,008 and Nil from the CEO of the subsidiary’s minority interest shareholder. This amount is unsecured and non-interest bearing.

As of December 31, 2006 and 2005, the Company’s subsidiary, APK, had borrowed $21,482 (Euro 16,207) and $19,270 (Euro 16,207), respectively, from its 20% minority shareholder. This note bears an interest rate of 5%, is unsecured and is due on demand. For the years ended December 31, 2006 and 2005 accrued liabilities – related parties included accrued interest of $4,870 and $3,405, respectively for this note.

Consulting Revenue - Related Party

Included in the assets acquired pursuant to the Asset Distribution Agreement with Spectre Industries, Inc. was a contractual arrangement for consulting fees from a company related to the Company’s CEO and President, Ian S. Grant. This contractual arrangement required the Company to provide advisory services in exchange for a payment of $50,000 in 2005.

NOTE 7 -	COMMITMENTS

The Company continues to honor a consulting agreement with Ian S. Grant and Company Ltd. (a related party) initiated by the predecessor company, Spectre Industries, Inc. Under the terms of that agreement, on a month to month basis Ian S. Grant and Company Ltd. provides on-site management and marketing services to the Company for $11,083 per month plus a $500 car allowance.

AUTO PHOTO TECHNOLOGIES INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

The Company leases 11 instant photo booths under two lease agreements. Both agreements had the same terms, 60 months, and were extended for 30 months at a fixed lease rate.

The future minimum lease payments for operating leases for years ended December 31 are:

2007	$52,284
2008	52,284
2009	42,382
2010	2,377

The rental expense for operating leases for the years ended December 31, 2006 and 2005 was $49,746 and $49,317 respectively.

NOTE 8 -	STOCK OPTIONS

There were no stock options outstanding during the fiscal years 2006 and 2005.

NOTE 9 -	SEGMENT REPORTING

At December 31, 2006 and 2005, the Company had one reportable segment: photographic services performed in photo kiosks.

NOTE 10 -	GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have cash or other material assets, nor does it have established sources of revenues to cover operating costs and to allow it to continue as a going concern. The consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. It is the intent of the Company to obtain financing through equity offerings or other feasible financing alternatives to fund its ongoing operations. The Company also continues to pursue the development of Auto Photo Kiosks, GmbH operations to cover the Company’s working capital needs. There is no assurance the Company will be successful in raising new capital or increasing the revenues of its subsidiary, Auto Photo Kiosks, GmbH.

NOTE 11 -	COMPARATIVE FIGURES

Certain prior year comparative figures have been reclassified to conform to the current year presentation.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and our chief financial officer. Based upon that evaluation, our president and our chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and our chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9.    Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Ian S. Grant	President, Secretary, Treasurer and Director	53	December 11, 2003

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's business experience, principal occupation during the period, and the name and principal business of the organization by which he was employed.

Ian S. Grant, President, Secretary, Treasurer and Director

Ian S. Grant has been our President, Secretary, Treasurer and director since our inception on December 11, 2003. In addition, Mr. Grant was President, Chief Executive Officer, Chairman and a director of our former parent, Spectre Industries Inc. from January 1999 to May, 2004. Mr. Grant is also a director and officer of Grant Brothers Sales Limited. He is also the President of Ian. S. Grant & Company, which provides management services. Prior to this, from 1991 to 1995, Mr. Grant was President and CEO of Interactive Videosystems Inc., a publicly traded company which designs, produces and distributes interactive video and multimedia software products.

Committees of the Board

We do not have a separate audit committee at this time. Our entire board of directors acts as our audit committee.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.            any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.            any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.            being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.            being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee

We do not have a separate audit committee at this time. Our entire board of directors acts as our audit committee.

Audit Committee Financial Expert

As our company is relatively small, our Board of Director’s audit committee does not have a member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. We believe that the sole member of our Board of Directors is collectively capable of analyzing and evaluating our financial statements and understanding our internal controls and procedures, including those pertaining to financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in light of the current size of our company.

Director Independence

We currently act with only one director and officer, Ian S. Grant. We have determined that Mr. Grant does not qualify as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.            any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.            any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.            being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.            being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2006, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Ian S. Grant	Nil	Nil	Nil

Code of Ethics

Effective June 15, 2007, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Chief Operating Officer (being our principal executive officers and principal accounting officers), as well as our independent directors and other persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.            honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.            full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.            the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Procedure for Submitting Shareholder Proposals

We encourage shareholders to submit proposals, questions or concerns to us by writing to our President or any member of our Board of Directors. All written communications with Board members are treated as confidential. Instructions and contact our President and/or our Board of Directors at our executive offices. Once a proposal, question or concern is received by our President or a Board member, the communication is reviewed and addressed accordingly.

Procedure for Submitting Shareholder Proposals Related to Nominee as Director

See “Procedures for Submitting Shareholder Proposals” above.

Item 10.	Executive Compensation.

The particulars of compensation paid to the following persons:

•	our principal executive officer;
•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2006; and
•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our year ended December 31, 2006 , are set out in the following summary compensation tables:

Summary Compensation Table

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Nonequity Incentive Plan Compensation (US$)	Non-qualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)(1)	Total (US$)
Ian S. Grant President, Secretary, Treasurer and Director	2006	132,996(2)	Nil	Nil	Nil	Nil	Nil	Nil	132,996

(1) The value of perquisites and other personal benefits, securities and property for the officers that do not exceed the lesser of $10,000 or 10% of the total of the annual salary and bonus and is not reported herein.

(2) Salary is actually a management fee payable to Ian S. Grant and Company Ltd.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2006.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards : Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Ian S. Grant	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

COMPENSATION PLANS

As of December 31, 2006, we did not have any compensation plans in place. However, we may issue stock options to our directors, officers and employees in the future, upon adoption of a stock option plan.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers receive stock options at the discretion of our Board. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our Board.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Employment Contracts

Other than as set out below, we have not entered into any employment agreement or consulting agreement with our directors and executive officers.

For the year ended December 31, 2006, our president, Ian S. Grant, provided management services to our company through Ian S. Grant and Company Ltd. for which our company was charged $138,669. As at December 31, 2006 our company owes Ian S. Grant and Company Ltd. $392,201 for compensation that has been accrued but not paid.

Compensation of Directors

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common stock as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Item 11.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have set forth in the following table certain information regarding our Common Stock beneficially owned on May 31, 2007 for (i) each stockholder we know to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

As of May 31, 2007, we had approximately 1,186,667 shares of Common Stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Ian S. Grant #6 - 260 E. Esplanade North Vancouver, British Columbia V7L 1A3	666,667	56.18%
Directors and Officers (as a group)	666,667	56.18%
(1)	Based on 1,186,667 shares outstanding as of May 31, 2007.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

There have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

Item 13.	Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number and Exhibit Title

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on September 15, 2006).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on September 15, 2006).
3.3	Certificate of Amendment (incorporated by reference from our Registration Statement on Form SB-2 filed on September 15, 2006).
(10)	Material Contracts
10.1

Asset Distribution Agreement between Spectre Industries Inc. and Spectre Holdings Inc., dated December 10, 2003 (incorporated by reference from our Registration Statement on Form SB-2 filed on September 15, 2006).

10.2	Form of Subscription Agreement (incorporated by reference from our Registration Statement on Form SB-2 filed on September 15, 2006).
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (filed herewith).
(21)	Subsidiaries
21.1	Auto Photo Kiosk GmbH, a German company
(31)	Section 302 Certification
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)	Section 906 Certification
32.1	Section 906 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith).

Item 14.	Principal Accountants Fees and Services

Audit Fees

For the fiscal periods ended December 31, 2006 and 2005, the aggregate fees billed by HJ & Associates, LLC for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB were $16,082 and $16,270, respectively.

Audit Related Fees

For the fiscal periods ended December 31, 2006 and 2005, the aggregate fees billed for assurance and related services by HJ & Associates relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $4,890 and $Nil, respectively.

Tax Fees

For the fiscal periods ended December 31, 2006 and 2005, the aggregate fees billed by HJ & Associates for other non-audit professional services, other than those services listed above, totalled $Nil and $Nil, respectively.

We do not use HJ & Associates for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage HJ & Associates to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before HJ & Associates is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of our entire board of directors); or
•

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by HJ & Associates and believes that the provision of services for activities unrelated to the audit is compatible with maintaining HJ & Associates' independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTO PHOTO TECHNOLOGIES INC.

/s/ Ian S.Grant

By: Ian S. Grant, President, Secretary,

Treasurer and Director

(Principal Executive Officer, Principal Financial

Officer and Principal Accounting Officer)

July 4, 2007

CW1296708.1