Form 10QSB
period 2007-03-31
AUTO PHOTO TECHNOLOGIES INC
filed 2007-07-10
CIK 1372507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2007

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number  000-50375

Auto Photo Technologies Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#6-260 E. Esplanade, North Vancouver, BC V7L 1A3
(Address of principal executive offices)

604-984-0400
(Issuer’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

1,186,667 common shares issued and outstanding as of July 1 , 2007.

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes [ ]     No ☒

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

AUTO PHOTO TECHNOLOGIES INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash	$6,086	$14,807
Trade receivables	24,769	17,141
Other receivables	6,050	11,578
Prepaid expenses	227	2,634
Total Current Assets	37,132	46,160
FIXED ASSETS, NET	2,870	3,787
TOTAL ASSETS	$40,002	$49,947
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdraft	$20,090	$21,484
Accounts payable	115,596	114,606
Accounts payable – related parties (Note 2)	492,887	463,191
Accrued liabilities	12,013	12,128
Accrued liabilities – related parties	126,609	112,576
Income taxes payable	750	750
Advances payable	41,259	41,098
Notes payable and advances – related parties (Note 2)	95,068	83,902
Total Current Liabilities	904,272	849,735
TOTAL LIABILITIES	904,272	849,735
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 200,000,000 shares authorized, 1,186,667 shares issued and outstanding	1,187	1,187
Additional paid-in capital	220,040	220,040
Other comprehensive income (loss)
Foreign currency translation adjustments	(26,281)	(22,685)
Accumulated deficit	(1,059,216)	(998,330)
Total Stockholders’ Equity (Deficit)	(864,270)	(799,788)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$40,002	$49,947

The accompanying notes are an integral part of these consolidated financial statements.

AUTO PHOTO TECHNOLOGIES INC. AND SUBSIDIARY

Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
REVENUES
Photo kiosk revenue	$95,614	$77,530
Sales commission	5,763	5,393
Total Revenue	101,377	82,923
EXPENSES
Photo kiosk rent and leasing expense	56,144	52,215
Photo kiosk operating supplies and expenses	6,522	13,164
General and administrative	63,223	40,824
Consulting expense – related party	33,249	33,249
Depreciation expense	938	5,162
Total Expenses	160,076	144,614
(Loss) from Operations	(58,699)	(61,691)
OTHER INCOME (EXPENSE)
Interest expense	(2,187)	(2,839)
Total Other Income (Expense)	(60,886)	(2,839)
(LOSS) BEFORE MINORITY INTEREST IN LOSS OF CONSOLIDATED SUBSIDIARY AND INCOME TAX EXPENSE	(60,886)	(64,530)
Minority interest in loss of consolidated subsidiary	-	-
(LOSS) BEFORE INCOME TAX EXPENSE	(60,886)	(64,530)
Income tax expense	-	-
NET (LOSS)	(60,886)	(64,530)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(3,596)	(5,096)
Total Other Comprehensive Income (Loss)	(3,596)	(5,096)
TOTAL COMPREHENSIVE (LOSS)	$(64,482)	$(69,625)
BASIC (LOSS) PER SHARE
(Loss) per share from operations	$(0.05)	$(64,530)
Total (Loss) per Share	$(0.05)	$(64,530)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,186,667	1

The accompanying notes are an integral part of these consolidated financial statements.

AUTO PHOTO TECHNOLOGIES INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit
	Shares	Amount
Balance, December 31, 2006	1,186,667	$1,187	$220,040	$(22,685)	$(998,330)
Foreign currency translation adjustments	-	-	-	(3,596)	-
Net loss for the three months ended March 31, 2007	-	-	-	-	(60,886)
Balance, March 31, 2007	1,186,667	$1,187	$220,040	$(26,281)	$(1,059,216)

The accompanying notes are an integral part of these consolidated financial statements.

AUTO PHOTO TECHNOLOGIES INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(60,886)	$(64,530)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation expense	938	5,162
Changes in operating assets and liabilities:
(Increase) in trade receivables	(7,628)	(2,788)
Decrease in other receivables	5,529	282
Decrease in prepaid expenses	2,407	337
Increase in accounts payable	39	11,073
Increase in accounts payable – related parties	28,987	34,751
(Decrease) in accrued liabilities	-	(2,176)
Increase in accrued liabilities – related parties	13,119	1,257
Net Cash Provided (Used) by Operating Activities	(17,495)	(16,632)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(1,593)	18,020
Notes payable and advances – related parties	10,367
Cash in Escrow Account	-	60,000
Subscriptions payable	-	(60,000)
Net Cash Provided by Financing Activities	8,774	18,020
NET INCREASE (DECREASE) IN CASH	(8,721)	1,388
CASH AT BEGINNING OF YEAR	14,807	52,608
CASH AT END OF PERIOD	$6,086	$53,996

CASH PAID DURING THE PERIOD FOR:
Interest	$720	$652
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AUTO PHOTO TECHNOLOGIES INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements

March 31, 2007

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 -	RELATED PARTY TRANSACTIONS

These transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Accounts Payable – Related Parties

As of March 31, 2007 and December 31, 2006, the Company owed Ian S. Grant and Company Ltd. $421,187 and $392,201, respectively, for consulting fees.

As of March 31, 2007 and December 31, 2006, the Company’s subsidiary, Auto Photo Kiosk GmbH (APK), owed its 20% minority interest shareholder $71,700 and $70,990, respectively for goods delivered and services performed on behalf of the subsidiary.

Accrued Expenses – Related Parties

As of March 31, 2007 and December 31, the Company’s subsidiary, APK, owed its 20% minority interest shareholder $112,116 and $99,065, respectively for items supplied and expenses paid on behalf of the subsidiary.

Notes Payable and Advances – Related Parties

As of March 31, 2007 and December 31, 2006, the Company had borrowed $39,666 and $29,412, respectively, from the Company’s CEO and President, Ian S. Grant. This note bears an interest rate of 8%, is unsecured and is due on demand. For the three months ended March 31, 2007 and the year ended December 31, 2006 accrued expenses – related parties included accrued interest of $9,306 and $8,641, respectively for this note.

AUTO PHOTO TECHNOLOGIES INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements

March 31, 2007

NOTE 2 -	RELATED PARTY TRANSACTIONS (Continued)

Notes Payable and Advances – Related Parties (Continued)

As of March 31, 2007 and December 31, 2006, the Company’s subsidiary, APK, had borrowed $21,697 (Euro 16,207) and $21,482 (Euro 16,207), respectively, from its 20% minority shareholder. This note bears an interest rate of 5%, is unsecured and is due on demand. For the three months ended March 31, 2007 and the year ended December 31, 2006 accrued expenses – related parties included accrued interest of $5,187 and $4,870, respectively for this note.

As of March 31, 2007 and December 31, 2006 the company’s subsidiary, APK, owed $33,705 and $33,008 to the CEO of the subsidiary’s minority interest shareholder. This advance is unsecured and non-interest bearing.

NOTE 3 -	GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have cash or other material assets, nor does it have established sources of revenues to cover operating costs and to allow it to continue as a going concern. The consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. It is the intent of the Company to obtain financing through equity offerings or other feasible financing alternatives to fund its ongoing operations. The Company also continues to pursue the development of Auto Photo Kiosk GmbH operations to cover the Company’s working capital needs. There is no assurance the Company will be successful in raising new capital or increasing the revenues of its subsidiary, Auto Photo Kiosk GmbH.

NOTE 4 -	COMPARATIVE FIGURES

Certain prior period and prior year comparative figures have been reclassified to conform to the current period presentation.

Item 2.   Management’s Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. Forward-looking statements are statements that relate to future events, future financial performance or are otherwise projections of future results. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section of this quarterly report on Form 10-QSB entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our”, “our Company” and “Auto Photo” mean our company, Auto Photo Technologies Inc. , unless otherwise indicated.

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

Regardless of the location operator arrangement for any individual photo booth, we currently charge €7.00 per photo session for all photo booths. There is no correlation between location operator remuneration and whether a unit is leased or owned.

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

The photo booths generate revenue simply by the customer entering the booth and selecting what type of photos they desire. The menu screen will prompt the customer to deposit the required payment in to the coin slots, which as noted above is currently €7.00 per session.

Plan of Operation and Cash Requirements

Overview

You should read the following discussion of our financial condition and results of operations together with the consolidated audited financial statements and the notes to consolidated audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

We remain an early stage company with minimal operations. As noted below we have only recently been generating revenue from our photo booth operations. Our primary concerns in regards to our efforts to maintain and expand our business and increase our revenues are:

•	market acceptance of our instant photo booth services;
•	our ability to successfully compete with other more established companies who provide similar products; and
•	our short term funding requirements until we achieve a break-even level of operations.

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

Cash Requirements

We anticipate that we will expend approximately $300,000 during the twelve-month period ending March 31, 2008 to fund, service and maintain our current photo booths, and for working capital. These expenditures are broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending March 31, 2008

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

Management believes automated photo booths that provide instant photos will become an increasingly popular market segment. Digital photographic technology continues to rapidly replace conventional photography given its efficiency and quality. We believe that placing this technology in an instant photo booth will address a number of recreational and identification needs for consumers seeking photographic services. The recreational applications apply to local consumers as a novelty and, more importantly, tourists who have not had any experience with a similar product or service in their home jurisdiction. For identification purposes, the photos taken with our photo booths are capable of providing photographs for passport applications. In addition, we are hoping to expand upon the recognition of our services for providing further official identification services for government or other agencies who require such photographic services in this format. If we are successful at building our brand and showing consistent sales growth we hope that we may be successful at completing future equity or debt financings.

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

Financial Condition, Liquidity and Capital Resources

As at March 31, 2007 we had cash on hand of $6,086 and our total current assets were $37,132, which consisted primarily of cash, accounts receivable and prepaid expenses. While our revenue from sales has been increasing from period to period, there is no guarantee that this will continue, or will increase to a sufficient level to fund our operations. However, as our revenues and cash flow from operations increase, we look forward to relying less on the sale of stock and advances from related parties in order to finance our operations.

As at March 31, 2007, our total current liabilities increased to $904,272 from $849,735 at December 31, 2006, primarily reflecting an increase in amounts due to related parties.

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

Results of Operations.

Three month period ended March 31 2007, compared to three month period ended March 31, 2006

We incurred a net loss of $60,886 for the three month period ended March 31, 2007 compared to a net loss of $64,530 for the comparative period in 2006. After the foreign currency adjustments, the total comprehensive loss increased to $64,482 for the three month period ended March 31, 2007 compared to $69,625 for the three month period ended March 31, 2006.

We recorded total revenues of $101,377 for the three month period ended March 31, 2007 and total revenues of $82,923 during the comparable period in 2006. Photo kiosk revenue for the three month period ended March 31, 2007 was $95,614 versus $77,530 for the three month period ended March 31, 2006. The higher 2007 photo kiosk revenues of $95,614 can be attributed to a price increase in 2007, a strengthening of the Euro against the US dollar and improved revenue from certain locations. Sales commission revenue for the three month period ended March 31, 2007 increased from $5,763 versus $5,393 for the three month period ended March 31, 2006. Photo kiosk rent and leasing costs increased to $56,144 for the three month period ended March 31, 2007 compared to $52,215 for the three month period ended March 31, 2006 due to the higher revenues and activity. General and administrative expenses for the three month period ended March 31, 2007 were $63,223 versus $40,824 for the same period in 2006. This increase for 2007 can be attributed to higher APK expenses due to the strength of the Euro against the US dollar and higher professional fees in 2007.

The loss from operations for the three month period ended March 31, 2007 was $58,699 versus $61,691 for the three month period ended March 31, 2006.

As of March 31, 2007, we had a working capital deficiency of $867,140.

Product Research and Development

Our business plan is focused on a strategy of acquiring and maximizing new products and services characterized by rapid technological change, evolving industry standards and changing client preferences. To date, execution of our business plan has focused on the operation of our automated photo booth business. Our plans for the automated photo booth business will continue to develop, along with our ability to make timely and cost-effective enhancements and additions to the auto photo kiosk technology. Furthermore, we will continue to look for new products and services that meet customer demands.

Purchase of Significant Equipment

As we lease our instant photo booths, we do not intend to purchase any significant equipment over the twelve months ending December 31, 2007.

Employees

As of March 31, 2007, we do not have any employees other than our directors and officers. Our company is managed by Ian S. Grant, our sole director and officer. Over the twelve month period ending March 31, 2008, we do not expect to hire any additional employees. Our subsidiary APK has two employees.

Going Concern

The financial statements included with this quarterly report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact SFAS No. 157 will have on our financial position, results of operations, and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB statement No. 115.” This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. If an entity elects the fair value option for a held-to-maturity or available-for-sale security in conjunction with the adoption of this Statement, that security shall be reported as a trading security under Statement 115, but the accounting for a transfer to the trading category under paragraph 15(b) of Statement 115 does not apply.

Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. This statement is effective as of the first fiscal year that begins after November 15, 2007. We are currently analyzing the effects of SFAS 159 but do not expect its implementation will have a significant impact on our financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainly in Income Taxes – An Interpretation of FASB Statement No. 109.  FIN 48 prescribes detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all positions upon the adoption of the Interpretation.  The cumulative effect of this applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  Management does not believe that its adoption will have a material effect on our financial position, results of operations, or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006, and was adopted by our company in the first quarter of 2007. Management does not believe the adoption of SAB 108 will have a material impact on our financial position or results of operations.

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

RISK FACTORS

GENERAL STATEMENT ABOUT RISKS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this quarterly report in evaluating our company and our business before purchasing shares of our company's common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

This quarterly report on Form 10-QSB contains forward-looking statements. Forward-looking statements are statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by the use of terminology such as "may", "should", "expects", "plans", "anticipates", "believes","estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this quarterly report include statements about:

•	Our future operating results,
•	Our future capital expenditures,
•	Our expansion and growth of operations, and
•	Our future investments in and acquisitions of additional instant photo booths.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

•	General economic and business conditions,
•	Exposure to market risks in our financial instruments,
•	Fluctuations in demand for instant photo booths products,
•	Competition for instant photo booth customers in the instant photo booth industry,
•	Technological changes and developments in the instant photo booth industry,
•	Regulatory uncertainties and potential liabilities, and
•	the risks in the section of this quarterly report entitled "Risk Factors",

any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

Risks Relating to Our Business:

We have had minimal revenues from operations and if we are not able to generate material revenues we may be forced to scale back or cease operations or our business operations may fail.

To date we have not generated any material revenues from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We commenced our business operations in December 2003. We have generated $101,377 in revenue from our automated photo booth business for the three month period ended March, 2007. We incurred a net loss of $(64,530) for the three month period ended March 31, 2006, and a loss of $(60,886) for the three month period ended March 31, 2007. As of March 31, 2007, we had a working capital deficiency of $867,140. On July 25, 2006, we received an aggregate of $104,000 gross proceeds from a private placement financing in which we sold shares of our common stock. We have estimated that we will require between $250,000 and $300,000 to carry out our business plan for the twelve-month period ending

March 31, 2008. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our photo business to respond to competitive pressures, to sign further site contracts or to respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from we will not be able to maintain our operations or achieve a profitable level of operations.

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

We have generated limited revenues since our inception on December 11, 2003. Since we are still in the early stages of developing our company and because of the lack of business operations at March 31, 2007, our independent auditors' report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our automated photo service gains significant popularity. On July 25, 2006, we raised $104,000 through the sale of shares of our common stock. We estimate our average monthly operating expenses for the twelve-month period ending December 31, 2007, to be approximately $25,000 each month. At this rate we will not be able to maintain our operations at their present level beyond mid 2007 without generating additional revenues from our operations or incurring any non-operational expenses. We cannot assure that we will be able to generate enough interest in our automated photo services. If we cannot attract a significant number of customers, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the financial statements for the three month period ended March 31, 2007.

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

Increased competition from future or existing competitors in the instant photo booth market will likely impair our ability to establish and maintain market share. If we are unsuccessful in establishing and maintaining a sufficient number of instant photo booths in profitable locations, it is unlikely that we will be able to generate sufficient revenues to sustain operations

We lack working capital and ddue to the losses incurred since inception, our stockholders' deficits and lack of revenues, there is substantial doubt about our ability to continue as a going concern.

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

We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. As of March 31, 2007 we have an accumulated deficit of $1,059,216

Risk of Termination of Site Contracts

All but one of the contracts pursuant to which we place instant photo booths on site locations are short-term, i.e. one year "evergreen" contracts that are subject to renewal on an annual basis and so are easily terminated by either party. There can be no assurance that contracts to place instant photo booths will not be terminated at any time. The termination of a contract or other arrangement with a provider of multiple sites, would significantly reduce our number of auto photo kiosk installations and limit access to prime site locations in the future. Such a termination could have a material adverse effect on our business, financial condition and results of operations.

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

As at March 31, 2007 we have accrued management fees of $421,187 that are due and owing to Ian Grant, our director and officer. These fees have no fixed payment terms and are due on demand. As at March 31, 2007 we had $6,086 in cash on hand and to date we have not generated any material revenues from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We cannot anticipate when we will be able to generate significant revenues from sales, or when or if we will be able to raise additional funds. As a result, if Mr. Grant made a demand for payment of the accrued fees that are due and owing to him, we would be unable to make any payments in satisfaction of the accrued fees. If a demand for payment of the accrued fees is made we will not be able to maintain our operations and our business will fail.

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

Risks Relating to Our Shares of Common Stock

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B.

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

10.2	Form of Subscription Agreement (incorporated by reference from our Registration Statement on Form SB-2 filed on September 15, 2006).
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from an Annual Report on Form 10-KSB filed on July 5, 2007).
(21)	Subsidiaries
21.1	Auto Photo Kiosk GmbH, a German company
(31)	Section 302 Certification
31.1	Section 302 Certification (filed herewith).
(32)	Section 906 Certification

32.1         Section 906 Certification (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTO PHOTO TECHNOLOGIES INC.

By:

/s/ Ian S. Grant

Ian S. Grant, President, Treasurer, Secretary and Director

(Principal Executive Officer, Principal Financial

Officer and Principal Accounting Officer)

Date: July 9, 2007

CW1305585.1