Form 10QSB
period 2007-06-30
AUTO PHOTO TECHNOLOGIES INC
filed 2007-08-14
CIK 1372507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2007

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

1,186,667 common shares issued and outstanding as of August 13, 2007.

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

AUTO PHOTO TECHNOLOGIES INC. AND SUBSIDIARY

Consolidated Balance Sheets

	June 30, 2007 (Unaudited)	December 31, 2006
ASSETS
CURRENT ASSETS
Cash	$4,370	$14,807
Trade receivables	18,182	17,141
Other receivables	2,067	11,578
Prepaid expenses	229	2,634
Total Current Assets	24,848	46,160
FIXED ASSETS, NET	1,937	3,787
TOTAL ASSETS	$26,785	$49,947
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdraft	$13,918	$21,484
Accounts payable	103,949	114,606
Accounts payable – related parties (Note 2)	523,031	463,191
Accrued liabilities	16,275	12,128
Accrued liabilities – related parties (Note 2)	126,724	112,576
Income taxes payable	750	750
Advances payable	41,440	41,098
Notes payable and advances – related parties (Note 2)	121,228	83,902
Total Current Liabilities	947,315	849,735
TOTAL LIABILITIES	947,315	849,735
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 200,000,000 shares authorized, 1,186,667 shares issued and outstanding	1,187	1,187
Additional paid-in capital	220,040	220,040
Other comprehensive income (loss)
Foreign currency translation adjustments	(33,489)	(22,685)
Accumulated deficit	(1,108,268)	(998,330)
Total Stockholders’ Equity (Deficit)	(920,530)	(799,788)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$26,785	$49,947

The accompanying notes are an integral part of these consolidated financial statements.

AUTO PHOTO TECHNOLOGIES INC. AND SUBSIDIARY

Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES
Photo kiosk revenue	$116,203	$100,467	$211,817	$177,997
Sales commission	5,402	6,655	11,165	12,048
Total Revenues	121,605	107,122	222,982	190,045
EXPENSES
Photo kiosk rent and leasing expense	66,509	64,208	122,653	116,423
Photo kiosk operating supplies and expenses	6,648	14,525	13,170	27,689
General and administrative	60,560	52,120	123,783	92,944
Consulting expense – related party	33,249	33,249	66,498	66,498
Depreciation expense	964	5,395	1,902	10,557
Total Expenses	167,930	169,497	328,006	314,111
(Loss) from Operations	(46,325)	(62,375)	(105,024)	(124,066)
OTHER INCOME (EXPENSE)
Interest expense	(2,727)	(2,667)	(4,914)	(5,506)
Total Other Income (Expense)	(2,727)	(2,667)	(4,914)	(5,506)
(LOSS) BEFORE INCOME TAX EXPENSE	(49,052)	(65,042)	(109,938)	(129,572)
Income tax expense	-	-	-	-
NET (LOSS)	(49,052)	(65,042)	(109,938)	(129,572)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(7,208)	(13,293)	(10,804)	(18,389)
Total Other Comprehensive Income (Loss)	(7,208)	(13,293)	(10,804)	(18,389)
TOTAL COMPREHENSIVE (LOSS)	$(56,260)	$(78,335)	$(120,742)	$(147,961)
BASIC (LOSS) PER SHARE
(Loss) per share from operations	$(0.04)	$(65,042)	$(0.09)	$(129,572)
Total (Loss) per Share	$(0.04)	$(65,042)	$(0.09)	$(129,572)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,186,667	1	1,186,667	1

The accompanying notes are an integral part of these consolidated financial statements.

AUTO PHOTO TECHNOLOGIES INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit
	Shares	Amount
Balance, December 31, 2006	1,186,667	$1,187	$220,040	$(22,685)	$(998,330)
2007 Changes Unaudited
Foreign currency translation adjustments	-	-	-	(10,804)	-
Net loss for the six months ended June 30, 2007	-	-	-	-	(109,938)
Balance, June 30, 2007	1,186,667	$1,187	$220,040	$(33,489)	$(1,108,268)

The accompanying notes are an integral part of these consolidated financial statements.

AUTO PHOTO TECHNOLOGIES INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(109,938)	$(129,572)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation expense	1,902	10,557
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	(1,041)	(18,903)
Decrease in other receivables	9,511	819
Decrease in prepaid expenses	2,405	1,573
Increase (decrease) in accounts payable	(12,535)	37,830
Increase in accounts payable – related parties	58,336	69,504
Increase (decrease) in accrued liabilities	3,890	(7,507)
Increase in accrued liabilities – related parties	11,539	5,313
Net Cash Provided (Used) by Operating Activities	(35,931)	(30,386)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(7,855)	(8,005)
Notes payable – related parties	32,977	(35,000)
Advances payable – related party	372	25,102
Cash in Escrow Account	-	96,000
Subscriptions payable proceeds	-	(96,000)
Net Cash Provided by Financing Activities	25,494	(17,903)
NET INCREASE (DECREASE) IN CASH	(10,437)	(48,289)
CASH AT BEGINNING OF YEAR	14,807	52,608
CASH AT END OF PERIOD	$4,370	$4,319

CASH PAID DURING THE PERIOD FOR:
Interest	$1,674	$652
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AUTO PHOTO TECHNOLOGIES INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements

June 30, 2007

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 -	RELATED PARTY TRANSACTIONS

These transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Accounts Payable – Related Parties

As of June 30, 2007 and December 31, 2006, the Company owed Ian S. Grant and Company Ltd. $450,534 and $392,201, respectively, for consulting fees.

As of June 30, 2007 and December 31, 2006, the Company’s subsidiary, Auto Photo Kiosk GmbH (APK), owed its 20% minority interest shareholder $72,497 and $70,990, respectively for goods delivered and services performed on behalf of the subsidiary.

Accrued Liabilities – Related Parties

As of June 30, 2007 and December 31, 2006 the Company’s subsidiary, APK, owed its 20% minority interest shareholder $110,282 and $99,065, respectively for items supplied and expenses paid on behalf of the subsidiary.

Notes Payable and Advances – Related Parties

As of June 30, 2007 and December 31, 2006, the Company had borrowed $65,212 and $29,412, respectively, from the Company’s CEO and President, Ian S. Grant. This note bears an interest rate of 8%, is unsecured and is due on demand. For the six months ended June 30, 2007 and the year ended December 31, 2006 accrued liabilities – related parties included accrued interest of $10,927 and $8,641, respectively for this note.

AUTO PHOTO TECHNOLOGIES INC. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements

June 30, 2007

NOTE 2 -	RELATED PARTY TRANSACTIONS (Continued)

Notes Payable and Advances – Related Parties (Continued)

As of June 30, 2007 and December 31, 2006, the Company’s subsidiary, APK, had borrowed $21,938 (Euro 16,207) and $21,482 (Euro 16,207), respectively, from its 20% minority shareholder. This note bears an interest rate of 5%, is unsecured and is due on demand. For the six months ended June 30, 2007 and the year ended December 31, 2006 accrued liabilities – related parties included accrued interest of $5,515 and $4,870, respectively for this note.

As of June 30, 2007 and December 31, 2006 the company’s subsidiary, APK, owed $34,078 and $33,008 to the CEO of the subsidiary’s minority interest shareholder. This advance is unsecured and non-interest bearing.

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

Cash Requirements

We anticipate that we will expend approximately $300,000 during the twelve-month period ending June 30, 2008 to fund, service and maintain our current photo booths, and for working capital. These expenditures are broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending June 30, 2008

Operating Expenses
Management and Consulting	$137,000
Subsidiary Operations	96,000
General and Administrative	83,000
Total Operating Expenses	$316,000

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

Financial Condition, Liquidity and Capital Resources

As at June 30, 2007 we had cash on hand of $4,370 and our total current assets were $24,848, which consisted primarily of cash, accounts receivable and prepaid expenses. While our revenue from sales has been increasing from period to period, there is no guarantee that this will continue, or will increase to a sufficient level to fund our operations. However, as our revenues and cash flow from operations increase, we look forward to relying less on the sale of stock and advances from related parties in order to finance our operations.

As at June 30, 2007, our total current liabilities increased to $947,315 from $849,735 at December 31, 2006, primarily reflecting an increase in amounts due to related parties.

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

Results of Operations.

Three month period ended June 30 2007, compared to three month period ended June 30, 2006

We incurred a net loss of $49,052 for the three month period ended June 30, 2007 compared to a net loss of $65,042 for the comparative period in 2006. After the foreign currency adjustments, the total comprehensive loss increased to $56,260 for the three month period ended June 30, 2007 compared to $78,335 for the three month period ended June 30, 2006.

We recorded total revenues of $121,605 for the three month period ended June 30, 2007 and total revenues of $107,122 during the comparable period in 2006. Photo kiosk revenue for the three month period ended June 30, 2007 was $116,203 versus $100,467 for the three month period ended June 30, 2006. The higher 2007 photo kiosk revenues of $15,736 can be attributed to a price increase in 2007, a strengthening of the Euro against the US dollar and improved revenue from certain locations. Sales commission revenue for the three month period ended June 30, 2007 was $5,402 versus $6,655 for the three month period ended June 30, 2006. Photo kiosk rent and leasing costs were $66,509for the three month period ended June 30, 2007 compared to $64,208 for the three month period ended June 30, 2006. This increase is due to higher revenues and activity. General and administrative expenses for the three month period ended June 30, 2007 were $60,560 versus $52,120 for the same period in 2006. This increase in 2007 can be attributed to higher APK selling expenses and the strength of the Euro against the US dollar.

The loss from operations for the three month period ended June 30, 2007 was $46,325 versus $62,375 for the three month period ended June 30, 2006.

Six month period ended June 30 2007, compared to six month period ended June 30, 2006

We incurred a net loss of $109,938 for the six month period ended June 30, 2007 compared to a net loss of $129,572 for the comparative period in 2006. After the foreign currency adjustments, the total comprehensive loss increased to $120,742 for the six month period ended June 30, 2007 compared to $147,961 for the six month period ended June 30, 2006.

We recorded total revenues of $222,982 for the six month period ended June 30, 2007 and total revenues of $190,045 during the comparable period in 2006. Photo kiosk revenue for the six month period ended June 30, 2007 was $211,817 versus $177,997 for the six month period ended June 30, 2006. The higher 2007 photo kiosk revenues of $33,820 can be attributed to a price increase in 2007, a strengthening of the Euro against the US dollar and improved revenue from certain locations. Sales commission revenue for the six month period ended June 30, 2007 decreased to $11,165 versus $12,048 for the six month period ended June 30, 2006. Photo kiosk rent and leasing costs increased to $122,653for the six month period ended June 30, 2007 compared to $116,423 for the six month period ended June 30, 2006 due to the higher revenues and activity. General and administrative expenses for the six month period ended June 30, 2007 were $123,783 versus $92,944 for the same period in 2006. This increase for 2007 can be attributed to higher APK selling expenses, the strength of the Euro against the US dollar and higher professional fees in 2007.

The loss from operations for the six month period ended June 30, 2007 was $105,024 versus $124,066 for the six month period ended June 30, 2006.

As of June 30, 2007, we had a working capital deficiency of $922,467.

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

Employees

As of June 30, 2007, we do not have any employees other than our directors and officers. Our company is managed by Ian S. Grant, our sole director and officer. Over the twelve month period ending June 30, 2008, we do not expect to hire any additional employees. Our subsidiary APK has two employees.

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainly in Income Taxes – An Interpretation of FASB Statement No. 109.  FIN 48 prescribes detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all positions upon the adoption of the Interpretation.  The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  Management does not believe that its adoption will have a material effect on our financial position, results of operations, or cash flows.

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

This quarterly report on Form 10-QSB contains forward-looking statements. Forward-looking statements are statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by the use of terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this quarterly report include statements about:

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

To date we have not generated any material revenues from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We commenced our business operations in December 2003. We have generated $211,817 in revenue from our automated photo booth business for the six month period ended June 30, 2007. We incurred a net loss of $(109,938) for the six month period ended June 30, 2007, and a loss of $(129,572) for the six month period ended June 30, 2006. As of June 30, 2007, we had a working capital deficiency of $922,467. On July 25, 2006, we received an aggregate of $104,000 gross proceeds from a private placement financing in which we sold shares of our common stock. We have estimated that we will require between $250,000 and $300,000 to carry out our business plan for the twelve-month period ending June 30, 2008. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our photo business to respond to competitive pressures, to sign further site contracts or to respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from we will not be able to maintain our operations or achieve a profitable level of operations.

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

We have generated limited revenues since our inception on December 11, 2003. Since we are still in the early stages of developing our company and because of the lack of business operations at June 30, 2007, our independent auditors' report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our automated photo service gains significant popularity. On July 25, 2006, we raised $104,000 through the sale of shares of our common stock. We estimate our average monthly operating expenses for the twelve-month period ending December 31, 2007, to be approximately $25,000 each month. At this rate we will not be able to maintain our operations at their present level beyond mid 2007 without generating additional revenues from our operations or incurring any non-operational expenses. We cannot assure that we will be able to generate enough interest in our automated photo services. If we cannot attract a significant number of customers, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the financial statements for the six month period ended June 30, 2007.

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

We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. As of June 30, 2007 we have an accumulated deficit of $920,530.

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

As at June 30, 2007 we have accrued management fees of $450,534 that are due and owing to Ian Grant, our director and officer. These fees have no fixed payment terms and are due on demand. As at June 30, 2007 we had $4,370 in cash on hand and to date we have not generated any material revenues from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We cannot anticipate when we will be able to generate significant revenues from sales, or when or if we will be able to raise additional funds. As a result, if Mr. Grant made a demand for payment of the accrued fees that are due and owing to him, we would be unable to make any payments in satisfaction of the accrued fees. If a demand for payment of the accrued fees is made we will not be able to maintain our operations and our business will fail.

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

Date: August 14, 2007

CW1352820.3