Form 10QSB
period 2007-09-30
RAVEN BIOFUELS INTERNATIONAL CORP
filed 2007-11-27
CIK 1372507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2007

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number  000-50375

Raven Biofuels International Corporation (fka Auto Photo Technologies, Inc.)
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 75550, RPO Edgemont Village North Vancouver, BC V7R 4X1
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

52,213,348 common shares issued and outstanding as of November 27, 2007.

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

RAVEN BIOFUELS INTERNATIONAL CORPORATION and Subsidiary

(Formerly Auto Photo Technologies Inc.)

Consolidated Balance Sheets

	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)
ASSETS
CURRENT ASSETS
Cash	$-	$14,807
Trade receivables	32,428	17,141
Other receivables	234	11,578
Prepaid expenses	2,407	2,634
Total Current Assets	35,069	46,160
FIXED ASSETS, NET	1,030	3,787
TOTAL ASSETS	$36,099	$49,947
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdraft	$27,189	$21,484
Accounts payable	167,913	114,606
Accounts payable – related parties (Note 3)	556,187	463,191
Accrued liabilities	36,921	12,128
Accrued liabilities – related parties (Note 3)	118,622	112,576
Income taxes payable	750	750
Advances payable	42,402	41,098
Notes payable and advances – related parties (Note 3)	127,639	83,902
Total Current Liabilities	1,077,623	849,735
TOTAL LIABILITIES	1,077,623	849,735
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 8,800,000,000 shares authorized, 52,213,348 shares issued and outstanding (Note 1)	52,213	52,213
Additional paid-in capital	169,014	169,014
Other comprehensive income (loss)
Foreign currency translation adjustments	(61,424)	(22,685)
Accumulated deficit	(1,201,327)	(998,330)
Total Stockholders’ Equity (Deficit)	(1,041,524)	(799,788)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$36,099	$49,947

The accompanying notes are an integral part of these consolidated financial statements.

RAVEN BIOFUELS INTERNATIONAL CORPORATION and Subsidiary

(Formerly Auto Photo Technologies Inc.)

Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2007	2006	2007	2006
REVENUES
Photo kiosk revenue	$112,851	$92,977	$324,668	$270,974
Sales commission	5,834	6,016	16,999	18,064
Total Revenue	118,685	98,993	341,667	289,038
EXPENSES
Photo kiosk rent and leasing expense	68,836	56,769	191,489	173,192
Photo kiosk operating supplies and expenses	10,091	11,456	23,261	39,145
General and administrative	94,527	89,679	218,310	182,623
Consulting expense – related party	33,249	53,286	99,747	119,784
Depreciation expense	984	5,476	2,886	16,033
Total Expenses	207,687	216,666	535,693	530,777
(Loss) from Operations	(89,002)	(117,673)	(194,026)	(241,739)
OTHER INCOME (EXPENSE)
Interest expense	(4,057)	(2,294)	(8,971)	(7,800)
Total Other Income (Expense)	(4,057)	(2,294)	(8,971)	(7,800)
(LOSS) BEFORE INCOME TAX EXPENSE	(93,059)	(119,967)	(202,997)	(249,539)
Income tax expense	-	-	-	-
NET (LOSS)	(93,059)	(119,967)	(202,997)	(249,539)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(27,935)	(175)	(38,739)	(22,661)
Total Other Comprehensive Income (Loss)	(27,935)	(175)	(38,739)	(22,661)
TOTAL COMPREHENSIVE (LOSS)	$(120,994)	$(120,142)	$(241,736)	$(272,200)
BASIC (LOSS) PER SHARE
(Loss) per share from operations	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Total (Loss) per Share	$(0.00)	$(0.01)	$(0.01)	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	52,213,348	12,848,298	52,213,348	12,819,312

The accompanying notes are an integral part of these consolidated financial statements.

RAVEN BIOFUELS INTERNATIONAL CORPORATION and Subsidiary

(Formerly Auto Photo Technologies Inc.)

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit
	Shares	Amount
Balance, December 31, 2006	52,213,348	$52,213	$169,014	$(22,685)	$(998,330)
2007 Changes Unaudited
Foreign currency translation adjustments	-	-	-	(38,739)	-
Net loss for the nine months ended September 30, 2007	-	-	-	-	(202,997)
Balance, September 30, 2007	52,213,348	$52,213	$169,014	$(61,424)	$(1,201,327)

The accompanying notes are an integral part of these consolidated financial statements.

RAVEN BIOFUELS INTERNATIONAL CORPORATION and Subsidiary

(Formerly Auto Photo Technologies Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(202,997)	$(249,539)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation expense	2,886	16,033
Changes in operating assets and liabilities:
(Increase) in trade receivables	(15,287)	(25,052)
Decrease in other receivables	11,344	7,365
(Increase) decrease in prepaid expenses	227	(296)
Increase in accounts payable	42,064	149,389
Increase (decrease)in accounts payable – related parties	87,257	(29,079)
Increase (decrease) in accrued liabilities	23,811	(100)
Increase (decrease) in accrued liabilities – related parties	(2,260)	41,844
Net Cash (Used) by Operating Activities	(52,955)	(89,435)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-
CASH FLOWS FROM (TO) FINANCING ACTIVITIES
Bank overdraft	3,965	8,776
Notes payable – related parties	33,790	(46,725)
Advances payable – related party	393	11,292
Issue common stock for cash	-	104,000

Net Cash Provided by Financing Activities	38,148	77,343
NET (DECREASE) IN CASH	(14,807)	(12,092)
CASH AT BEGINNING OF YEAR	14,807	52,608
CASH AT END OF PERIOD	$-	$40,516

CASH PAID DURING THE PERIOD FOR:
Interest	$3,214	$4,671
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

RAVEN BIOFUELS INTERNATIONAL CORPORATION and Subsidiary

(Formerly Auto Photo Technologies Inc.)

Notes to the Unaudited Consolidated Financial Statements

September 30, 2007

NOTE 1 -	NAME CHANGE AND COMMON SHARE SPLIT

On September 17, 2007 the Company undertook a 44 for 1 forward stock split of its authorized, issued and outstanding common shares. All presentation of shares reflect this forward stock split. The Company also amended its articles and increased its authorized shares to 8,800,000,000 common shares of which 52,213,348 have been issued and are outstanding. Concurrently the Company changed its name to Raven Biofuels International Corporation.

NOTE 2 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 3 -	RELATED PARTY TRANSACTIONS

These transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Accounts Payable – Related Parties

As of September 30, 2007 and December 31, 2006, the Company owed Ian S. Grant and Company Ltd. $479,449 and $392,201, respectively, for consulting fees.

As of September 30, 2007 and December 31, 2006, the Company’s subsidiary, Auto Photo Kiosk GmbH (APK), owed its 20% minority interest shareholder $76,738 and $70,990, respectively for goods delivered and services performed on behalf of the subsidiary.

Accrued Liabilities – Related Parties

As of September 30, 2007 and December 31, 2006 the Company’s subsidiary, APK, owed its 20% minority interest shareholder $99,212 and $99,065, respectively for items supplied and expenses paid on behalf of the subsidiary.

RAVEN BIOFUELS INTERNATIONAL CORPORATION and Subsidiary

(Formerly Auto Photo Technologies Inc.)

Notes to the Unaudited Consolidated Financial Statements

September 30, 2007

NOTE 3 -	RELATED PARTY TRANSACTIONS (Continued)

Notes Payable and Advances – Related Parties

As of September 30, 2007 and December 31, 2006, the Company had borrowed $68,345 and $29,412, respectively, from the Company’s CEO and President, Ian S. Grant. This note bears an interest rate of 8%, is unsecured and is due on demand. For the nine months ended September 30, 2007 and the year ended December 31, 2006 accrued liabilities – related parties included accrued interest of $13,285 and $8,641, respectively for this note.

As of September 30, 2007 and December 31, 2006, the Company’s subsidiary, APK, had borrowed $23,221 (Euro 16,207) and $21,482 (Euro 16,207), respectively, from its 20% minority shareholder. This note bears an interest rate of 5%, is unsecured and is due on demand. For the nine months ended September 30, 2007 and the year ended December 31, 2006 accrued liabilities – related parties included accrued interest of $6,125 and $4,870, respectively for this note.

As of September 30, 2007 and December 31, 2006 the company’s subsidiary, APK, owed $36,073 and $33,008 to the CEO of the subsidiary’s minority interest shareholder. This advance is unsecured and non-interest bearing.

NOTE 4 -	GOING CONCERN

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

NOTE 5 -	COMPARATIVE FIGURES

Certain prior period and prior year comparative figures have been reclassified to conform to the current period presentation.

RAVEN BIOFUELS INTERNATIONAL CORPORATION and Subsidiary

(Formerly Auto Photo Technologies Inc.)

Notes to the Unaudited Consolidated Financial Statements

September 30, 2007

NOTE 6 -	SUBSEQUENT EVENTS

On October 29, 2007 the Company entered into a contingent Share Exchange Agreement (SEA) with an unrelated Delaware corporation, Raven Biofuels International Corporation (Raven). The principal terms of the SEA are as follows:

i.	The Company will exchange 14,000,000 common shares from Treasury for all the issued and outstanding capital stock of Raven.

ii.

On a best efforts basis, the Company will raise at least $2,500,000 by completing an equity financing via a private placement for common shares at $1.50 per share. If the equity financing is successful, all proceeds greater than $1,675,000 and less than $2,500,000 will be used to repay the Convertible Loan Agreement.

iii.	The Company’s Board of Directors will be expanded to five directors and include 3 nominees from Raven.

iv.

The Company’s sole officer, director and largest shareholder will enter into an agreement to acquire the Company’s subsidiary, Auto Photo Kiosk GmbH upon terms negotiated and approved by the new Board of Directors.

The SEA contains a number of closing conditions, the principle condition being the completion of the equity financing private placement and the raising of at least $2,500,000. At the quarterly financial statements issuance date, the condition of the private placement financing had not been fulfilled.

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

As used in this quarterly report, the terms “we”, “us”, “our”, “our Company” and “Raven Biofuels” mean our company, Raven Biofuels International Corporation, unless otherwise indicated.

Corporate History

Our company was incorporated in the State of Nevada on December 11, 2003. Effective September 21, 2007, we completed a merger with our subsidiary, Raven Biofuels International Corporation, a Nevada corporation, that we incorporated to facilitate the change of our name, to better reflect our anticipated direction. As a result, we have changed our name from “Auto Photo Technology Inc.” to “Raven Biofuels International Corporation”. As stated, we changed the name of our company to better reflect the anticipated direction and business of our company.

Effective September 17, 2007 we have effected a forty-four (44) for one (1) forward stock split of our authorized, issued and outstanding shares. As a result, our authorized capital has increased from 200,000,000 shares of common stock with a par value of $0.001 to 8,800,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital has increased from 1,186,667 shares of common stock to 52,213,348 shares of common stock.

Our common shares were quoted for trading on the OTCBB on September 17, 2007 under the symbol "AOPH". On October 2, 2007 our symbol changed to “RVBF”.

The address of our principal executive office is PO Box 75550, RPO Edgemont Village, North Vancouver, BC V7R 4X1. Our telephone number is (604) 984 - 0400.

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

APK's existing location operators were government and municipal agencies, malls and shopping centres. APK had 17 instant photo booths installed. The customers were individuals who went to photo booths for photos to use in forms of personal identification (such as passports, driver's licenses, personal identification, etc.). APK's photo booths produced photos using digital technology and required no photo processing chemicals.

The locations for installation of a photo booth were made available by APK's location operators who provided the locations for the photo booths. Of the 17 booths that were in operation, 15 operated under a revenue sharing arrangement and 2 operated on a fixed rent basis. Under each revenue sharing arrangement, the location operator was paid between 30-44% of the net revenues (gross revenues less value-added-tax ("V.A.T.")), generated by each installed photo booth. The fixed rental rate for photo booths ranged between €280 to €500 per month. The length of the location rental contracts varied from one year (contracts with written termination three months prior to expiration) up to 10 years. Of our location rental contracts, 16 were one-year term contracts and one was a ten-year term contract.

Regardless of the location operator arrangement for any individual photo booth, we charged €7.00 per photo session for all photo booths. There was no correlation between location operator remuneration and whether a unit was leased or owned.

Of the 17 instant photo booths that were installed, 11 were leased from EFS Business Consult & Co. Hora oHG Germany under two lease agreements. Both lease agreements had the same terms, and were for a period of 36 months with an automatic extension for 24 months. Under the terms of the lease agreements APK paid a fixed lease payment of €300 per month per machine. Each of the 2 lease agreements were extended for an additional 30 months, at the same rental rate of €300 per month per machine.

The remaining six machines were directly owned by APK, having been purchased at a cost of €14, 271 per booth. Of the instant photo booths that were installed, 5 were located in shopping centres and 12 were located in various city government buildings.

The photo booths generated revenue simply by the customer entering the booth and selecting what type of photos they desired. The menu screen prompted the customer to deposit the required payment in to the coin slots, which as noted above was €7.00 per session.

While we are currently pursuing the automated photo booth venture, we are also investigating other opportunities in our efforts to maximize shareholder value. Specifically, we currently anticipate exploring other opportunities in the alternative fuels sector.

On October 29, 2007, we entered into a share exchange agreement with Raven Biofuels International Corporation, a Delaware corporation, and the shareholders of Raven Biofuels International Corporation. Pursuant to the terms of the share exchange agreement, we have agreed to acquire all of the issued and outstanding shares of Raven Biofuels International Corporation’s common stock in exchange for the issuance by our company of 14,000,000 shares of our common stock to the shareholders of Raven Biofuels International Corporation.

Raven Biofuels International Corporation is a development stage global renewable energy company whose principal focus is the production and wholesale distribution of high quality cellulosic (non-corn) based ethanol, premium fuel-grade biodiesel, sugarcane based ethanol, and derivative chemicals. Raven Biofuels possesses a worldwide technology license to a patented and proven cellulosic ethanol production process and plans to develop facilities around the world utilizing this technology. Our objective is to become one of the lowest-cost producers of alternative energy products anywhere in the world and a leading international purveyor of renewable fuels.

The following is a brief description of the terms and conditions of the share exchange agreement that are material to our company:

1.	our company will complete an equity financing of at least $2,500,000, consisting of shares of our company at a price of $1.50 per share;
2.

Raven Biofuels International Corporation will have delivered to our company audited financial statements prepared in accordance with United States GAAP and audited by an independent auditor registered with the Public Company Accounting Oversight Board in the United States; and

3.	our company will adopt resolutions appointing three nominees of Raven Biofuels International Corporation and two nominees of our company to the board of directors of our company.

The foregoing description of the share exchange agreement is qualified in its entirety by the contents of the share exchange agreement.

Due to conditions precedent to closing, including those set out above, and the risk that these conditions precedent will not be satisfied, there is no assurance that we will complete the share exchange or appoint any additional members to the board of directors of our company as contemplated in the share exchange agreement.

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

We remain an early stage company with minimal operations. As noted below we had only recently generated revenue from our photo booth operations. In the event that we do elect to proceed with our automated photo booth business, our primary concerns in regards to our efforts to maintain and expand our business and increase our revenues are:

•	market acceptance of our instant photo booth services;
•	our ability to successfully compete with other more established companies who provide similar products; and
•	our short term funding requirements until we achieve a break-even level of operations.

While we were encouraged by the recent increases in sales and revenues, we realized that in order for this trend to continue we had to establish and maintain a significant share of the market for automated photo sales. The only measurement that we had for ascertaining whether or not the auto photo market was accepting our services, and whether or not we were successfully competing in such market, was whether our revenues were increasing on a month to month basis. As we were an early stage development company, and until we could achieve a more substantial level of operations and have greater resources available to us, it was difficult to analyze how we were doing in terms of our efforts to obtain additional market share and successfully compete in the auto photo market, other than by looking to our revenues as a benchmark.

Until we were able to generate material revenues from operations we had to limit our expenses as much as possible. To date the majority of our expenses have been as a result of legal and accounting costs associated with the offering and our registration statement. Now that we are no longer faced with such expenses as they relate specifically to our registration statement and the offering, we anticipate that our ongoing operating, legal and audit expenses will be at a manageable level, provided that we at least maintain our current level of revenues.

Cash Requirements

If we do not proceed with the acquisition of Raven Biofuels and we elect to proceed with our current operations, we anticipate that we will expend approximately $300,000 during the twelve-month period ending September 30, 2008 to fund, service and maintain our photo booths, and for working capital. These expenditures are broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending September 30, 2008

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

Management believed automated photo booths that provide instant photos would become an increasingly popular market segment. Digital photographic technology continued to rapidly replace conventional photography given its efficiency and quality. We believed that placing this technology in an instant photo booth would address a number of recreational and identification needs for consumers seeking photographic services. The recreational applications applied to local consumers as a novelty and, more importantly, tourists who had not had any experience with a similar product or service in their home jurisdiction. For identification purposes, the photos taken with our photo booths were capable of providing photographs for passport applications. In addition, we were hoping to expand upon the recognition of our services for providing further official identification services for government or other agencies who required such photographic services in this format. If we were successful at building our brand and showing consistent sales growth we had hoped that we would be successful at completing future equity or debt financings.

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

Financial Condition, Liquidity and Capital Resources

As at September 30, 2007 we had cash on hand of $Nil and our total current assets were $35,069, which consisted primarily of accounts receivable and prepaid expenses. While our revenue from sales has been increasing from period to period, there is no guarantee that this will continue, or will increase to a sufficient level to fund our operations. However, as our revenues and cash flow from operations increase, we look forward to relying less on the sale of stock and advances from related parties in order to finance our operations.

As at September 30, 2007, our total current liabilities had increased to $1,077,623 from $849,735 at December 31, 2006, primarily reflecting an increase in accounts payable and amounts due to related parties.

We do not anticipate any material changes in the cost or requirements relating to the capital resources required to conduct our operations. We do not have any obligations regarding, and do not intend on making, any material capital expenditures.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. The funds that have been provided to date will not be sufficient for us to address our minimum current and ongoing expenses, and as a result we will have to restrict or eliminate expenses associated with the marketing and promotion activity connected with the development and marketing of our products and expansion of our automated photo booths. Although we will be required to impose such limitations, we anticipate that our cash-on-hand will be sufficient to pay for the remaining offering expenses associated with the offering and pay for the offering expenses that are currently due and owing. However, we cannot satisfy our minimum cash requirements for the year ending December 31, 2007 without further funding. As we will require additional monies during 2007, we hope to raise any such additional capital primarily through the private placement of our securities or advances from related parties.

Results of Operations.

Three month period ended September 30 2007, compared to three month period ended September 30, 2006

We incurred a net loss of $93,059 for the three month period ended September 30, 2007 compared to a net loss of $119,967 for the comparative period in 2006. After the foreign currency adjustments, the total comprehensive loss increased to $120,994 for the three month period ended September 30, 2007 compared to $120,142 for the three month period ended September 30, 2006.

We recorded total revenues of $118,685 for the three month period ended September 30, 2007 and total revenues of $98,993 during the comparable period in 2006. Photo kiosk revenue for the three month period ended September 30, 2007 was $112,851 versus $92,977 for the three month period ended September 30, 2006. The higher 2007 photo kiosk revenues of $19,874 can be attributed to a price increase in 2007, a strengthening of the Euro against the US dollar and improved revenue from certain locations. Sales commission revenue for the three month period ended September 30, 2007 was $5,834 versus $6,016 for the three month period ended September 30, 2006. Photo kiosk rent and leasing costs were $68,836 for the three month period ended September 30, 2007 compared to $56,769 for the three month period ended September 30, 2006. This increase is due to higher revenues and activity. General and administrative expenses for the three month period ended September 30, 2007 were $94,527 versus $89,679 for the same period in 2006. This increase in 2007 can be attributed to higher APK selling expenses and the strength of the Euro against the US dollar.

The loss from operations for the three month period ended September 30, 2007 was $89,002 versus $117,673 for the three month period ended September 30, 2006.

Six month period ended September 30 2007, compared to six month period ended September 30, 2006

We incurred a net loss of $202,997 for the nine month period ended September 30, 2007 compared to a net loss of $249,539 for the comparative period in 2006. After the foreign currency adjustments, the total comprehensive loss increased to $241,736 for the nine month period ended September 30, 2007 compared to $272,200 for the nine month period ended September 30, 2006.

We recorded total revenues of $341,667 for the nine month period ended September 30, 2007 and total revenues of $289,038 during the comparable period in 2006. Photo kiosk revenue for the nine month period ended September 30, 2007 was $324,668 versus $270,974 for the nine month period ended September 30, 2006. The higher 2007 photo kiosk revenues of $53,694 can be attributed to a price increase in 2007, a strengthening of the Euro against the US dollar and improved revenue from certain locations. Sales commission revenue for the nine month period ended September 30, 2007 decreased to $16,999 versus $18,064 for the nine month period ended September 30, 2006. Photo kiosk rent and leasing costs increased to $191,489 for the nine month period ended September 30, 2007 compared to $173,192 for the nine month period ended September 30, 2006 due to the higher revenues and activity. General and administrative expenses for the nine month period ended September 30, 2007 were $218,310 versus $182,623 for the same period in 2006. This increase for 2007 can be attributed to higher APK selling expenses, the strength of the Euro against the US dollar and higher professional fees in 2007.

The loss from operations for the nine month period ended September 30, 2007 was $194,026 versus $241,739 for the nine month period ended September 30, 2006.

As of September 30, 2007, we had a working capital deficiency of $1,042,554.

Product Research and Development

Our business plan was focused on a strategy of acquiring and maximizing new products and services characterized by rapid technological change, evolving industry standards and changing client preferences. To date, execution of our business plan was focused on the operation of our automated photo booth business. Our plans for the automated photo booth business continued to develop, along with our ability to make timely and cost-effective enhancements and additions to the auto photo kiosk technology. Furthermore, we continued to look for new products and services that meet customer demands.

Purchase of Significant Equipment

As we leased our instant photo booths, we do not intend to purchase any significant equipment over the twelve months ending September 30, 2008.

Employees

As of September 30, 2007, we do not have any employees other than our directors and officers. Our company is managed by Ian S. Grant, our sole director and officer. Over the twelve month period ending September 30, 2008, we do not expect to hire any additional employees unless we expand into the alternative fuels sector. Our subsidiary APK had two employees.

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

These statements were only predictions and involved known and unknown risks, uncertainties and other factors, that included:

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

any of which may have caused our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

To date we have not generated any material revenues from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We commenced our business operations in December 2003. We have generated $324,668 in revenue from our automated photo booth business for the nine month period ended September 30, 2007. We incurred a net loss of $(202,997) for the nine month period ended September 30, 2007, and a loss of $(249,539) for the nine month period ended September 30, 2006. As of September 30, 2007, we had a working capital deficiency of $1,042,554. On July 25, 2006, we received an aggregate of $104,000 gross proceeds from a private placement financing in which we sold shares of our common stock. We have estimated that we will require between $250,000 and $300,000 to carry out our business plan for the twelve-month period ending September 30, 2008. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our photo business to respond to competitive pressures, to sign further site contracts or to respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from we will not be able to maintain our operations or achieve a profitable level of operations.

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

We have generated limited revenues since our inception on December 11, 2003. Since we are still in the early stages of developing our company and because of the lack of business operations at September 30, 2007, our independent auditors' report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our automated photo service gains significant popularity. On July 25, 2006, we raised $104,000 through the sale of shares of our common stock. We estimate our average monthly operating expenses for the twelve-month period ending December 31, 2007, to be approximately $25,000 each month. At this rate we will not be able to maintain our operations at their present level beyond mid 2007 without generating additional revenues from our operations or incurring any non-operational expenses. We cannot assure that we will be able to generate enough interest in our automated photo services. If we cannot attract a significant number of customers, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the financial statements for the six month period ended September 30, 2007.

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

We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. As of September 30, 2007 we have an accumulated deficit of $1,201,327.

Risk of Termination of Site Contracts

All but one of the contracts pursuant to which we had placed instant photo booths on site locations were short-term, i.e. one year "evergreen" contracts that were subject to renewal on an annual basis and so can easily terminated by either party. There can be no assurance that contracts to place instant photo booths will not be terminated at any time. The termination of a contract or other arrangement with a provider of multiple sites, would significantly reduce our number of auto photo kiosk installations and limit access to prime site locations in the future. Such a termination could have a material adverse effect on our business, financial condition and results of operations.

Dependence on a Single Product; Rapid Technological Change

We have derived the majority of our revenues from the operation of our instant photo booths. The digital technology incorporated by our instant photo booths was characterized by rapid technological change, new products and services, evolving industry standards and changing client preferences. Our success was dependant, in significant part, upon our ability to make timely and cost-effective enhancements and additions to the auto photo kiosk technology and to introduce new products and services that meet customer demands. We expected new products and services to be developed and introduced by other companies that would compete with our products and services. The proliferation of new digital photographic technology may reduce demand for our instant photo booths. There can be no assurance that we will be successful in responding to these or other technological changes, to evolving industry standards or to new products and services offered by our current and future competitors. In addition, we may not have access to sufficient capital for our research and development needs in order to develop or acquire new products and services.

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

As at September 30, 2007 we have accrued management fees of $479,449 that are due and owing to Ian Grant, our director and officer. These fees have no fixed payment terms and are due on demand. As at September 30, 2007 we had nil in cash on hand and to date we have not generated any material revenues from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We cannot anticipate when we will be able to generate significant revenues from sales, or when or if we will be able to raise additional funds. As a result, if Mr. Grant made a demand for payment of the accrued fees that are due and owing to him, we would be unable to make any payments in satisfaction of the accrued fees. If a demand for payment of the accrued fees is made we will not be able to maintain our operations and our business will fail.

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

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently plan to have our common stock quoted on the Financial Industry Regulatory Authority Inc.'s OTC Bulletin Board. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in our shares of common stock. At the date hereof, we are not aware that any market maker has any such intention. However, we cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies.

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

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations and the Financial Industry Regulatory Authority, or FINRA’s sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

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

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

N/A

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B.

Exhibit Number and Exhibit Title

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on September 15, 2006).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on September 15, 2006).
3.3	Certificate of Amendment (incorporated by reference from our Registration Statement on Form SB-2 filed on September 15, 2006).
3.4	Certificate of Change (incorporated by reference from our Form 8-K filed on September 17, 2007).
3.5	Articles of Merger (incorporated by reference from our Form 8-K filed on October 2, 2007).
(10)	Material Contracts
10.1

Asset Distribution Agreement between Spectre Industries Inc. and Spectre Holdings Inc., dated December 10, 2003 (incorporated by reference from our Registration Statement on Form SB-2 filed on September 15, 2006).

10.2	Form of Subscription Agreement (incorporated by reference from our Registration Statement on Form SB-2 filed on September 15, 2006).

10.3

Share Exchange Agreement between our company, Raven Biofuels International Corporation and the selling the shareholders of Raven Biofuels International Corporation, dated October 29, 2007 (incorporated by reference from our Form 8-K filed on November 2, 2007).

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

Date: November ____, 2007

CW1520057.1