Form 10KSB
period 2007-12-31
RAVEN BIOFUELS INTERNATIONAL CORP
filed 2008-04-11
CIK 1372507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ] Commission file number 000-52475

RAVEN BIOFUELS INTERNATIONAL CORPORATION
(Name of small business issuer in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 75550, RPO Edgemont Village
North Vancouver, British Columbia Canada	V7R 4X1
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 604-984-0400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. (Check one): Yes [ ]; No [X].

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

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $433,083

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes [ ] No [X]

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

22,879,994 common shares @ $1.06 (1) = $24,252,793.64

(1) Average of bid and ask closing prices on April 2, 2008.

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

52,213,348 common shares issued and outstanding as of April 2, 2008.

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

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X].

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

As used in this annual report, the terms "we", "us", "our", and "Auto Photo", and "APK" mean Auto Photo Technologies Inc. and our subsidiary, Auto Photo Kiosk GmbH, unless otherwise indicated.

Business Development During Last Three Years

We were incorporated in the state of Nevada on December 11, 2003 and commenced operations with the acquisition of Auto Photo Kiosk GmbH. (“APK”), which we acquired on our incorporation. Our majority-owned subsidiary, APK, was incorporated in Germany in September of 2001. Through our subsidiary APK, we provided photographic services through automated kiosk-style instant photo booths at various locations in Germany.

On December 15, 2007, we informed APK that we are disposing of our investment in APK by relinquishing our shareholdings of APK. We discontinued our APK operations prior to the year end due to the ongoing losses associated with that aspect of our business.

Our United States resident agent's office (Corporation Trust Company) is located at 6100 Neil Road, Suite 500, Reno, Nevada, United States, 89511. Our principal business and executive offices are located at PO Box 75550, RPO Edgemont Village, North Vancouver, British Columbia, Canada V7R 4X1. Our telephone number is 604-984-0400. We had one subsidiary, APK, a German company incorporated in September of 2001 and its principal office was located at Paul Kemp Strasse 4, Bonn 53173, Germany.

We only commenced our operations in December of 2003. We have generated net losses since our inception on December 11, 2003. For the year ended December 31, 2007, we had net income of $117,715 as a result of our discontinued operations. Our current monthly burn rate for our current operations has been approximately $25,000, but now that we have ceased our APK operations our monthly expenses will be approximately $16,000. In order to fund our plan of operation, we anticipate that we will require an additional $200,000 to $250,000 through December 31, 2008, although we do not currently have any arrangement for additional financing. As at December 31, 2007, we have a working capital deficiency of $676,435.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the consolidated financial statements for the period ended December 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Our Current Business

We held a majority interest in Auto Photo Kiosk GmbH ("APK"), a limited liability corporation under the laws of Germany. We owned 80%, and Vending Concept GmbH, a Swiss corporation, owns the remaining 20% of the share capital of APK. We acquired this interest from Spectre Industries Inc., formerly our parent company, on December 11, 2003 when we assumed all of the assets and liabilities of Spectre Industries at that time.

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

Regardless of the location operator arrangement for any individual photo booth, we charged €7.00 per photo session for all photo booths at the time we ceased operating APK. There is no correlation between location operator remuneration and whether a unit is leased or owned.

Of the 17 instant photo booths that are installed, 11 were leased from EFS Business Consult & Co. Hora oHG Germany under two lease agreements. Both lease agreements have the same terms, and are for a period of 36 months with an automatic extension for 24 months. Under the terms of the lease agreements APK pays a fixed lease payment of €300 per month per machine. The 2 lease agreements have each been extended for an additional 30 months, at the same rental rate of €300 per month per machine.

The remaining six machines are directly owned by APK, having been purchased at a cost of €14, 271 per booth. Of the instant photo booths that are installed, 5 are located in shopping centres and 12 are located in various city government buildings.

The photo booths generated revenue simply by the customer entering the booth and selecting what type of photos they desire. The menu screen will prompt the customer to deposit the required payment into the coin slots, which as noted above was €7.00 per session.

On December 15, 2007, we informed APK that we are disposing of our investment in APK by relinquishing our shareholdings of APK. We discontinued our APK operations prior to the year end due to the ongoing losses associated with that aspect of our business.

Given the discontinuance of the APK operations, our current operations consist of receiving sales commissions from a third party company. We earn a commission based on the revenues generated by an e-commerce business.

While we are currently maintaining existing operations, we are also investigating other opportunities in our efforts to maximize shareholder value. Specifically, we currently anticipate exploring other opportunities in the alternative fuels sector.

On October 29, 2007, we entered into a share exchange agreement with Raven Biofuels International Corporation, a Delaware corporation, and the shareholders of Raven Biofuels International Corporation. Pursuant to the terms of the share exchange agreement, we have agreed to acquire all of the issued and outstanding shares of Raven Biofuels International Corporation’s common stock in exchange for the issuance by our company of 14,000,000 shares of our common stock to the shareholders of Raven Biofuels International Corporation. We elected not to proceed with the agreement and allowed it to lapse in accordance with its terms.

On January 24, 2008 we received a notice of termination of the agreement from Raven, now known as Superior Biotechnologies Corporation, terminating the share exchange agreement, given the lapse of time since the entry into of the agreement. Our management continued to investigate additional business opportunities, and remains of the view that the alternative fuels sector is an industry that it is worth pursuing, in its efforts to enhance shareholder value. We intend to maintain our current operations to be best of our abilities while we investigate further opportunities.

Subsequently, and as a result of the termination of the agreement with Superior Biotechnologies, we have been in discussions with Pure Energy Corporation for a merger of our two companies. Under the proposed terms, Pure Energy shareholders will receive approximately 27 Million shares and $3 Million in cash based on Raven shares being valued at $1.85 per share. We would intend to work together to construct a number of specific cellulosic ethanol plants worldwide.

Assuming successful completion of any business combination with Pure Energy, we would hope to become a global renewable energy company whose principal focus is the production of fuel grade cellulosic ethanol, and derivative chemicals. Through a business combination with Pure Energy, we would acquire all of Pure’s technology and numerous patents for its cellulosic ethanol process and our goal would be to become the lowest cost producer of renewable fuels.

We have not concluded any definitive merger agreement with Pure Energy and all discussions are at a preliminary stage only. There can be no assurances that any transaction with Pure Energy will be successfully completed.

Employees

As of December 31, 2007, we do not have any employees other than our director and officer. Our company is managed by Ian S. Grant, our sole director and officer. Over the twelve months ending December 31, 2008, we do not expect to hire any employees assuming we continue with our current operations.

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2008.

Competition

As it pertained to our discontinued photo booth operations, according to available industry information, our largest competitor was FotoFix GmbH, a subsidiary of Photo-Me International PLC, who have approximately 1800 instant photo booth installations in the German market.

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

To date we have not generated any material revenues from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We commenced our business operations in December 2003. We have generated $409,856 in revenue from our automated photo booth business for the year ended December 31, 2007. We incurred net income of $117,715 for the year ended December 31, 2007, due to our discontinued operations, and a loss of $322,699 for the year ended December 31, 2006. As of December 31, 2007, we had a working capital deficiency of $676,435. We have estimated that we will require between $200,000 and $250,000 to carry out our business plan for the twelve-month period ending December 31, 2008. We have scaled back our operations by ceasing to operate our photo booth business due to ongoing losses. Because we cannot anticipate when we will be able to generate significant revenues from sales, for our ongoing operations we will need to raise additional funds to continue to develop our business or to respond to unanticipated requirements or expenses. If we are not able to generate significant revenues we will not be able to maintain our operations or achieve a profitable level of operations.

We have only commenced our business operations in December, 2003 and we have a limited operating history. If we cannot successfully manage the risks associated with our business, we may not achieve profitable operations and ultimately our business may fail.

We have a limited operating history. Our operating activities since our incorporation on December 11, 2003 consisted primarily of acquiring and operating our automated photo business. On December 11, 2003, we acquired the majority of the outstanding shares in APK, a German company which provides instant photos through automated photo kiosks. APK was incorporated in September of 2001. Our prospects were subject to the risks and expenses which we will encounter in our efforts to establish and expand our auto photo business. Our limited operating history makes it difficult or impossible to predict future results of our operations. We have scaled back our operations by ceasing to operate our photo booth business due to ongoing losses.

The fact that we are in the early development of our company and that we have only generated limited revenues since our incorporation raises substantial doubt about our ability to continue as a going concern, as indicated in our independent auditors' report in connection with our audited financial statements.

We have generated limited revenues since our inception on December 11, 2003. Since we are still in the early stages of developing our company and because of the lack of business operations at December 31, 2007, our independent auditors' report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues. We have scaled back our operations by ceasing to operate our photo booth business due to ongoing losses. We estimate our average monthly operating expenses for the twelve-month period ending December 31, 2008, to be approximately $16,000 each month. At this rate we will not be able to maintain our operations at their present level without generating additional revenues from our existing operations or incurring any non-operational expenses. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the financial statements for the period ended December 31, 2007.

We will need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to scale back or cease operations or discontinue our business.

Although we intend to raise additional capital, we do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing when such funding is required. Obtaining additional financing would be subject to a number of factors. Furthermore, there is no assurance that we will not incur further debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to maintain our operations, which might result in the loss of some or all of your investment in our common stock.

We anticipate that the funds we have on hand will not be sufficient to satisfy our cash requirements for the balance of the year ended December 31, 2008. In addition, there is no assurance that actual cash requirements will not exceed our estimates.

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

We have not generated sufficient revenues to cover our operational expenses and do not anticipate doing so in the near future. If our business does not meet our intended income goals, we will require additional financing. If we are not successful in obtaining additional financing immediately, we may be required to reduce operations to a sustainable level until any such financing is obtained, or sufficient revenues are generated to sustain operations. We have scaled back our operations by ceasing to operate our photo booth business due to ongoing losses. There can be no assurances that additional equity or other financing will be available at all or available on terms acceptable to us.

Our ability to continue our business in part depends upon our continued ability to obtain financing. There can be no assurance that any such financing would be available upon terms and conditions acceptable to us, if at all. The inability to obtain additional financing in a sufficient amount when needed and upon acceptable terms and conditions could have a materially adverse effect upon us. Inadequate funding could impair our ability to compete in the marketplace and could result in our dissolution.

We have a history of net losses and a lack of established revenues, and as a result, we expect to incur more net losses in the future.

We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. As of December 31, 2007, we have an accumulated deficit of $676,435.

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

Dependence Upon Ian S. Grant

Our key personnel is limited at present to Ian S. Grant, our President. The loss of the services of Mr. Grant, for any reason, may have a materially adverse effect on our prospects. Although we believe that the loss of any of our management (apart from Mr. Grant) will not have a material adverse impact upon us, there can be no assurance in this regard, nor any assurance that we will be able to find suitable replacements. In addition, competition for personnel is intense, making it difficult to find highly skilled employees with appropriate qualifications. Furthermore, we do not maintain "key man" life insurance on the lives of any of our management or our key employees. To the extent that the services of any key employee of ours becomes unavailable, we will be required to retain other qualified persons. However, there can be no assurance that we will be able to employ qualified persons upon acceptable terms.

We have accrued significant amounts of management fees that are payable on demand to our sole director and officer, Ian S. Grant. If a demand for payment was made we would be unable to satisfy any required payment.

As at December 31, 2007 we have accrued management fees of $507,969 that are due and owing to Ian Grant, our sole director and officer. These fees have no fixed payment terms and are due on demand. As at December 31, 2007, we had $93 in cash on hand and to date we have not generated any material revenues from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We cannot anticipate when we will be able to generate significant revenues from sales, or when or if we will be able to raise additional funds. As a result, if Mr. Grant made a demand for payment of the accrued fees that are due and owing to him, we would be unable to make any payments in satisfaction of the accrued fees. If a demand for payment of the accrued fees is made we will not be able to maintain our operations and our business will fail.

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

Item 2. Description of Property.

Our executive and head offices are located at PO Box 75550, RPO Edgemont Village, North Vancouver, British Columbia, Canada V7R 4X1. We have no written agreement in regards to our offices and the offices are provided to us by Mr. Grant and shared expenses for the offices are charged to us. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common shares were quoted for trading on the OTCBB on September 17, 2007 under the symbol “AOPH”. On October 2, 2007, our symbol changed to "RVBF". The following quotations obtained from Yahoo.com reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2007(2)	$1.40	$1.00
September 30, 2007	No trades	No trades
June 30, 2007	No trades	No trades
March 31, 2007	No trades	No trades
December 31, 2006	No trades	No trades
September 30, 2006	No trades	No trades
June 30, 2006	No trades	No trades
March 31, 2006	No trades	No trades
December 31, 2005	No trades	No trades

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2) Our common shares didn’t trade until November 29, 2007.

Our common shares are issued in registered form. Island Stock Transfer Company, 100 Second Avenue South, Suite 104N, St. Petersburg, FL 33701 (Telephone: 727.289.0010; Facsimile: 727.289.0069) is the registrar and transfer agent for our common shares. On April 2, 2008, the shareholders' list of our common shares showed 34 registered shareholders and 52,213,348 shares outstanding.

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

Recent Sales of Unregistered Securities

On July 25, 2006, we issued 666,666 shares to Ian S. Grant at a deemed price of $0.20 per share in satisfaction of $133,333.20 in accrued management fee owed to Mr. Grant in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933. Ian S. Grant is not a U.S. person as that term is defined in Regulation S. No directed selling efforts were made in the United States by our company, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing. We are subject to Category 3 of Rule 903 of Regulation S and accordingly we implemented the offering restrictions required by Category 3 of Rule 903 of Regulation S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to US persons unless the shares are registered under the Securities Act of 1933, or an exemption from the registration requirements of the Securities Act of 1933 is available. The offering materials and documents also contained a statement that hedging transactions involving the shares may not be conducted unless in compliance with the Securities Act of 1933. In addition, we met the requirements set forth in Rule 903(b)(3)(iii)(B)(1), (2) and (4) of Regulation S in that the requirements contained therein were specifically provided for in the subscription agreement entered into with Mr. Grant.

On July 25, 2006, we issued 520,000 common shares to 36 subscribers at an offering price of $0.20 per share for gross offering proceeds of $104,000 in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933. None of the subscribers were U.S. persons at that term is defined in Regulation S. No directed selling efforts were made in the United States by our company, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing. We are subject to Category 3 of Rule 903 of Regulation S and accordingly we implemented the offering restrictions required by Category 3 of Rule 903 of Regulation S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to US persons unless the shares are registered under the Securities Act of 1933, or an exemption from the registration requirements of the Securities Act of 1933 is available. The offering materials and documents also contained a statement that hedging transactions involving the shares may not be conducted unless in compliance with the Securities Act of 1933. In addition, we met the requirements set forth in Rule 903(b)(3)(iii)(B)(1), (2) and (4) of Regulation S in that the requirements contained therein were specifically provided for in the subscription agreements entered into with the subscribers.

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

We have scaled back our operations by ceasing to operate our photo booth business due to ongoing losses. Our remaining operations now consist of receiving sales commissions from a third party company. We earn a commission based on the revenues generated by an e-commerce business.

Cash Requirements

If we do not proceed with the acquisition of Pure Energy and we elect to proceed with our current operations, we anticipate that we will expend approximately $200,000 during the twelve-month period ending December 31, 2008 to fund, service and maintain our photo booths, and for working capital. These expenditures are broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending December 31, 2008

Operating Expenses
Management and Consulting	$133,000
General and Administrative	60,000
Total Operating Expenses	$193,000

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended December 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

As a result, there will also be substantial doubt about our ability to continue as a going concern as the continuation of our business will be dependent upon obtaining further financing and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of the stockholders who will be receiving our shares in the spin off. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We intend to pursue various financing alternatives to meet our immediate and long-term financial requirements, which we anticipate will consist of further private placements of our equity securities or shareholder loans. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to further scale down or perhaps even cease operations.

As noted, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements, which we anticipate will consist of further private placements of equity securities, advances from related parties or shareholder loans. We plan to rely on loans from management to meet our short term cash requirements. We have not entered into any definitive agreements with any shareholders or related parties for the provision of loans or advances. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations. We have scaled back our operations by ceasing to operate our photo booth business due to ongoing losses.

Results Of Operations

Year ended December 31, 2007, compared to year ended December 31, 2006

We incurred net income of $117,715 for the year ended December 31, 2006 compared to a net loss of $322,699 for the comparative period in 2006. After the foreign currency adjustments, the total comprehensive income increased to $123,353 for the year ended December 31, 2007 compared to total comprehensive loss of $349,481 for the year ended December 31, 2006.

We recorded total revenues of $23,227 for the year ended December 31, 2007 and total revenues of $23,228 for the year ended December 31, 2006. General and administrative expenses for the year ended December 31, 2007 were $89,960 compared to $97,350 for the same period in 2006. This decrease for 2007 was due to lower travel expenses in 2007 ($587 compared to $10,617) than 2006.

We recorded total revenues of $409,856 for the year ended December 31, 2007 and total revenues of $375,160 during the comparable period in 2006 from discontinued operations.

The income from operations for the year ended December 31, 2007 was $117,715 compared to a net loss of $322,699 in 2006.

As of December 31, 2007, we had a working capital deficiency of $676,435.

Liquidity and Capital Resources

As at December 31, 2007 we had cash on hand of $93 and our total current assets were $93, which consisted of cash. While our revenue from sales had been increasing from period to period, it had not been at a sufficient level to fund our operations. However, as our revenues and cash flow from our remaining operations increase, we look forward to relying less on the sale of stock and advances from related parties in order to finance our operations.

As at December 31, 2007, our total current liabilities increased to $676,528 from $473,867 at December 31, 2006, primarily reflecting an increase in accounts payable and amounts due to related parties.

We do not anticipate any material changes in the cost or requirements relating to the capital resources required to conduct our operations. We do not have any obligations regarding, and do not intend on making, any material capital expenditures.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. We do not have sufficient funds for us to address our minimum current and ongoing expenses, and as a result we will have to restrict or eliminate expenses. We cannot satisfy our minimum cash requirements for the year ending December 31, 2008 without further funding. As we will require additional monies during 2008, we hope to raise any such additional capital primarily through the private placement of our securities or advances from related parties.

Future Operations

Presently, our revenues are not sufficient to meet our operating and capital expenses. We have scaled back our operations by ceasing to operate our photo booth business due to ongoing losses. Management projects that we will require additional funding to maintain and expand our current operations that remain.

Since our inception, we have been dependent on investment capital as an important source of liquidity. In order to maintain our operations at the current level, we require approximately $16,000 per month to fund our operations. Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term. We need to secure additional working capital in the short-term in order to sustain our operations and execute our business plan. It is our intention to raise sufficient funds necessary to carry our company through to positive cash flow and profitability. Management projects that we may require an additional $200,000 to $250,000 to help fund our ongoing operating expenses and working capital requirements through December of 2007. We have incurred operating losses since inception, and this is likely to continue into the year ended December 31, 2008.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations.

Personnel

As of December 31, 2007, our only employee is our president and sole director, Ian S. Grant; who handles all of the responsibilities in the area of corporate administration, business development and research. In addition, such individual provides us with capital raising services. We have no other employees.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets, an amendment of FASB No. 140,” which modifies the accounting for and reporting of servicing asset and servicing liabilities. This statement is effective as of the beginning of our first fiscal year that begins after September 15, 2006. We believe the adoption of SFAS No. 156 will not have a material impact on our results of operations.

In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. WE believe the adoption of FIN 48 will not have a material impact on our results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” that provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In addition, SFAS 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. This standard will be effective for financial statements issued for fiscal periods beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 is not currently applicable to our company and, we believe the adoption of SFAS No. 157 will not have a material impact on our results of operations.

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

Going Concern

The audited financial statements included with this annual report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Revenue Recognition

The Company earns a commission based on the revenues generated by an e-commerce business. This revenue is recognized on an accrual basis when the third party reports e-commerce revenues.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Raven Biofuels International Corporation
(fka Auto Photo Technologies, Inc.).
North Vancouver, BC

We have audited the balance sheets of Raven Biofuels International Corporation (fka Auto Photo Technologies, Inc.) as of December 31, 2007 and 2006, and the related statements of operations, stockholders equity (deficit) and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raven Biofuels International Corporation (fka Auto Photo Technologies, Inc.) as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Raven Biofuels International Corporation (fka Auto Photo Technologies, Inc.)’s internal control over financial reporting as of December 31, 2007 and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has a working capital deficit as well as a deficit in stockholders equity. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
April 7, 2008

RAVEN BIOFUELS INTERNATIONAL CORPORATION AND SUBSIDIARY
(Formerly Auto Photo Technologies Inc.)
Balance Sheets

	December 31
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$93	$14,804
Total Current Assets	93	14,804
ASSETS OF DISCONTINUED OPERATIONS (Note 2)	-	35,143
TOTAL ASSETS	$93	$49,947

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$35,555	$17,873
Accounts payable – related parties (Note 6)	507,969	392,201
Accrued liabilities – related parties	14,548	8,640
Income taxes payable	750	750
Advances payable (Note 5)	24,990	24,990
Notes payable and advances – related parties (Note 6)	92,716	29,413
Total Current Liabilities	676,528	473,867
LIABILITIES OF DISCONTINUED OPERATIONS(Note 2)	-	375,868
TOTAL LIABILITIES	676,528	849,735
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 8,800,000,000
shares authorized, 52,213,348 shares and
52,213,348 shares issued and outstanding (Note 4)	52,213	52,213
Additional paid-in capital	169,014	169,014
Other comprehensive income (loss)
Foreign currency translation adjustments	(17,047)	(22,685)
Accumulated deficit	(880,615)	(998,330)
Total Stockholders’ Equity (Deficit)	(676,435)	(799,788)
TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$93	$49,947

The accompanying notes are an integral part of these financial statements.

RAVEN BIOFUELS INTERNATIONAL CORPORATION AND SUBSIDIARY
(Formerly Auto Photo Technologies Inc.)
Statements of Operations and Other Comprehensive Loss

	For the Years Ended
	December 31,
	2007	2006

REVENUES
Sales commission	$23,227	$23,228
Total Revenue	23,227	23,228
EXPENSES
Consulting expense – related party (Note 7)	132,996	153,033
General and administrative	89,960	97,350
Interest expense	5,947	4,121
Total Expenses	228,903	254,504
LOSS FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES	(205,676)	(231,276)
Income tax expense	-	-
LOSS FROM CONTINUING OPERATIONS	(205,676)	(231,276)
(Loss) from discontinued operations before
disposal, net of income taxes (Note 2)	(76,877)	(91,423)
Gain on disposal of discontinued operations,
net of income taxes (Note 2)	400,268	-
NET INCOME (LOSS)	117,715	(322,699)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	5,638	(26,782)
Total Other Comprehensive Income (Loss)	5,638	(26,782)
TOTAL COMPREHENSIVE INCOME (LOSS)	$123,353	$(349,481)

BASIC INCOME (LOSS) PER SHARE (Note 4)
(Loss) from continuing operations	$(0.01)	$(0.01)
Income (loss) from discontinued operations	0.01	(0.00)
Total Income (Loss) per Share	$0.00	$(0.01)

BASIC AND FULLY DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	52,213,348	22,723,008

The accompanying notes are an integral part of these financial statements.

RAVEN BIOFUELS INTERNATIONAL CORPORATION AND SUBSIDIARY
(Formerly Auto Photo Technologies Inc.)
Statements of Stockholders’ Equity (Deficit)

			Additional	Other
	Common Stock		Paid in	Comprehensive
	(Note 4)		Capital	Income	Accumulated
	Shares	Amount	(Deficit)	(Loss)	Deficit

Balance,
December 31, 2005	44	$-	$(16,106)	$4,097	$(675,631)
Issuance of common
stock for cash	22,880,000	22,880	81,120
Common stock issued for
related party debt
conversion	29,333,304	29,333	104,000
Foreign currency
translation adjustments	-	-	-	(26,782)	-
Net loss for the year ended
December 31, 2006	-	-	-	-	(322,699)
Balance,
December 31, 2006	52,213,348	52,213	169,014	(22,685)	(998,330)
Foreign currency
translation adjustments	-	-	-	5,638	-
Net income for the year
ended December 31,
2007	-	-	-	-	117,715
Balance,
December 31, 2007	52,213,348	$52,213	$169,014	$(17,047)	$(880,615)

The accompanying notes are an integral part of these financial statements.

AUTO PHOTO TECHNOLOGIES INC. AND SUBSIDIARY
(Formerly Auto Photo Technologies Inc.)
Statements of Cash Flows

	For the Years Ended
	December 31,
	2007	2006
CASH FLOWS - OPERATING ACTIVITIES
Net income (loss)	$117,715	$(322,699)
(Gain) on disposal of discontinued operations	(400,268)	-
Changes in operating assets and liabilities:
Increase in accounts payable	17,682	17,873
Increase in accounts payable – related parties	115,769	131,712
Increase (decrease) in accrued liabilities – related	4,284	(2,563)
parties
Net cash (used for) continuing operating activities	(144,818)	(170,551)
Net cash from discontinued operating activities	72,333	35,306
Net cash (used for) operating activities	(72,485)	(135,245)

CASH FLOWS - INVESTING ACTIVITIES	-	-

CASH FLOWS - FINANCING ACTIVITIES
Issue common stock for cash	-	104,000
Advances (payments) on notes payable and advances
– related parties	57,774	(46,900)
Net cash from continuing financing activities	57,774	57,100
Net cash from Discontinued Financing Activities	-	40,344
Net cash from financing activities	57,774	97,444

(DECREASE) IN CASH DURING YEAR	(14,711)	(37,801)
CASH AT BEGINNING OF YEAR	14,804	52,608
CASH AT END OF YEAR	$93	$14,804

CASH PAID DURING THE PERIOD FOR:
Interest	$1,959	$3,089
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

RAVEN BIOFUELS INTERNATIONAL CORPORATION AND SUBSIDIARY
(Formerly Auto Photo Technologies Inc.)
Notes to Financial Statements

NOTE 1 - ORGANIZATION

Spectre Holdings Inc. (SHI) was organized under the laws of the State of Nevada on December 11, 2003. On January 5, 2006 SHI changed its name to Auto Photo Technologies Inc. (APT). On September 17, 2007 APT. changed its name to Raven Biofuels International Corporation (RBIC), hereafter referred to as “The Company”.

The financial statements for the years ended December 31, 2007 and 2006 include the accounts of Raven Biofuels International Corporation (RBIC). On December 15, 2007 the Company disposed of its 80% interest in APK for nil proceeds and the elimination of the responsibility for any liabilities of APK.

On September 17, 2007 the Company undertook a 44 for 1 forward stock split of its authorized, issued and outstanding common shares. The Company’s authorized share capital is now 8,800,000,000 common shares of which 52,213,348 have been issued and are outstanding.

NOTE 2 - DISCONTINUED OPERATIONS

On December 15, 2007 the Company informed APK, its 80% subsidiary, that they are disposing of their investment in APK by relinquishing their shareholdings in Auto Photo Kiosk GmbH. The proceeds for this transaction were nil. The Company has realized an after tax gain on this transaction of $400,268. Summarized financial information for discontinued operations is shown below.

December 31	2007	2006

ASSETS
Current assets	$-	$31,356
Fixed assets	-	3,787
TOTAL ASSETS - DISCONTINUED OPERATIONS	$-	$35,143

LIABILITIES
Current liabilities	$-	$375,868
TOTAL LIABILITIES - DISCONTINUED OPERATIONS	$-	$375,868

RAVEN BIOFUELS INTERNATIONAL CORPORATION AND SUBSIDIARY
(Formerly Auto Photo Technologies Inc.)
Notes to Financial Statements

NOTE 2 - DISCONTINUED OPERATIONS (continued)

	For the Years Ended
	December 31,
	2007	2006
REVENUES
Photo kiosks	$409,856	$375,160
Total Revenue	409,856	375,160
EXPENSES
Photo kiosk rent and leasing expense	247,265	227,727
Photo kiosk operating supplies and expenses	29,614	47,345
General and administrative	192,732	165,941
Interest expense	3,751	19,773
Depreciation expense	13,371	5,797
Total Expenses	486,733	466,583
LOSS FROM DISCONTINUED OPERATIONS
BEFORE MINORITY INTEREST	(76,877)	(91,423)
Minority interest	-	-
LOSS FROM DISCONTINUED OPERATIONS
BEFORE INCOME TAXES	(76,877)	(91,423)
Income tax expense	-	-
LOSS FROM DISCONTINUED OPERATIONS
BEFORE DISPOSAL, NET OF TAXES	(76,877)	(91,423)
Gain on disposal, net of nil income taxes	400,268	-
INCOME (LOSS) FROM DISCONTINUED
OPERATIONS, NET OF TAXES	323,391	(91,423)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method and Presentation

The Company’s financial statements are prepared using the accrual method of accounting. All amounts are presented in U.S. dollars.

b. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. The Company has no outstanding common stock equivalents as of December 31, 2007 and 2006.

c. Revenue Recognition

The Company earns a commission based on the revenues generated by an e-commerce business. This revenue is recognized on an accrual basis when the third party reports e-commerce revenues.

RAVEN BIOFUELS INTERNATIONAL CORPORATION AND SUBSIDIARY
(Formerly Auto Photo Technologies Inc.)
Notes to Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d. Provision for Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainly about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceed the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

The provision (benefit) for income taxes for the year ended December 31, 2007 and 2006 consist of the following:

	2007	2006
Federal:
Current	$-	$-
Deferred	-	-
State:
Current	$-	$-
Deferred	-	-
	$-	$-

RAVEN BIOFUELS INTERNATIONAL CORPORATION AND SUBSIDIARY
(Formerly Auto Photo Technologies Inc.)
Notes to Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net deferred tax assets consist of the following components as of December 31, 2007 and 2006:

	2007	2006
Deferred tax assets
NOL Carryover	$171,400	$272,140
Accrued Interest	5,700	5,269
Deferred tax liabilities
Depreciation	(1,700)	(262)
Valuation allowance	(175,400)	(277,147)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate to pre-tax income from continuing operations for the years ended December 31, 2007 and 2006 due to the following:

	2007	2006
Book income (loss)	$45,908	$(125,853)
Timing differences	366	474
Meals and entertainment	285	2,356
Consulting and automobile – related party	54,208	54,208
NOL Utilization	(100,767)	68,815
Income tax expense	$-	$-

At December 31, 2007, the Company had net operating loss carry-forwards of approximately $400,000 that may be offset against future taxable income from the year 2008 through 2028. No tax benefit has been reported in the December 31, 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The Company has not filed any U.S. federal or state income tax returns since it was formed. There are no penalties for this non-compliance. The statue of limitations on tax positions is three years from the date of filing; however it is indefinite until tax returns are filed.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in the future years.

RAVEN BIOFUELS INTERNATIONAL CORPORATION AND SUBSIDIARY
(Formerly Auto Photo Technologies Inc.)
Notes to Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e. Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

f. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

g. Concentrations of Risk

Cash

The Company maintains cash in various Canadian accounts and occasionally these amounts exceed insured limits.

h. Recent Accounting Pronouncements

During the year ended December 31, 2007, the Company adopted the following accounting pronouncements:

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets, an amendment of FASB No. 140,” which modifies the accounting for and reporting of servicing asset and servicing liabilities. This statement is effective as of the beginning of our first fiscal year that begins after September 15, 2006. We believe the adoption of SFAS No. 156 will not have a material impact on our results of operations.

In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We believe the adoption of FIN 48 will not have a material impact on our results of operations.

RAVEN BIOFUELS INTERNATIONAL CORPORATION AND SUBSIDIARY
(Formerly Auto Photo Technologies Inc.)
Notes to Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” that provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In addition, SFAS 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. This standard will be effective for financial statements issued for fiscal periods beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 is not currently applicable to the company and, we believe the adoption of SFAS No. 157 will not have a material impact on our results of operations.

i. Fixed Assets

Fixed assets are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the useful lives; 3 years for office equipment.

As of December 31, 2007 and 2006, the Company’s fixed assets were fully depreciated.

j. Foreign Currency Translation

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

k. Stock Options

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payments to employees and directors including employee stock options and stock purchases related to the Company’s employee stock option and award plans based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees” (“APB25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

RAVEN BIOFUELS INTERNATIONAL CORPORATION AND SUBSIDIARY
(Formerly Auto Photo Technologies Inc.)
Notes to Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

During 2007 and 2006, no options were granted by the Company, therefore the accounting provisions of SFAS No. 123 have no impact on the Company’s reported net losses for the years ended December 31, 2007 and 2006.

l. Long – Lived Assets

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

NOTE 4 - COMMON STOCK TRANSACTIONS

On September 17, 2007 the Company undertook a 44 for 1 forward stock split of its authorized, issued and outstanding common shares. The Company’s authorized share capital is now 8,800,000,000 common shares of which 52,213,348 have been issued and are outstanding. All share amounts and common stock amounts for 2007 and 2006 have been adjusted to reflect this forward stock split.

During 2006, the Company completed a private placement and conversion of certain debts for shares. The private placement was for 22,880,000 common shares for total proceeds of $104,000. In additional, an officer and director received 29,333,304 common shares for the conversion of $133,333 of outstanding accounts payable to common shares.

NOTE 5 - ADVANCES PAYABLE

During 2004, the Company was advanced $24,990 by an unrelated company, this advance is non interest bearing and has no set repayment terms.

NOTE 6 - RELATED PARTY TRANSACTIONS

Related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Accounts Payable – Related Parties

As of December 31, 2007 and 2006, the Company owed Ian S. Grant and Company Ltd. $507,969 and $392,201, respectively, for consulting fees.

RAVEN BIOFUELS INTERNATIONAL CORPORATION AND SUBSIDIARY
(Formerly Auto Photo Technologies Inc.)
Notes to Financial Statements

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

Notes Payable and Advances – Related Parties

As of December 31, 2007 and 2006, the Company had borrowed $92,716 and $29,413, respectively, from the Company’s CEO and President, Ian S. Grant. The amounts bear an interest rate of 8%, are unsecured and due on demand. For the years ended December 31, 2007 and 2006 accrued liabilities – related parties included accrued interest of $14,548 and $8,640, respectively for the amounts monies.

NOTE 7 - COMMITMENTS

The Company continues to honor a consulting agreement with I. S. Grant and Company Ltd. (a related party) initiated by the predecessor company, Spectre Industries, Inc. Under the terms of that agreement, on a month to month basis I. S. Grant and Company Ltd. provides on-site management and marketing services to the Company for $11,083 per month plus a $500 car allowance.

NOTE 8 - STOCK OPTIONS

There were no stock options outstanding during the fiscal years 2007 and 2006.

NOTE 9 - SEGMENT REPORTING

At December 31, 2007 and 2006, the Company had one reportable segment: e-commerce commission revenue.

NOTE 10 -GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have cash or other material assets, nor does it have established sources of revenues to cover operating costs and to allow it to continue as a going concern. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. It is the intent of the Company to obtain financing through equity offerings or other feasible financing alternatives to fund its ongoing operations. There is no assurance the Company will be successful in raising new capital or increasing its revenues.

RAVEN BIOFUELS INTERNATIONAL CORPORATION AND SUBSIDIARY
(Formerly Auto Photo Technologies Inc.)
Notes to Financial Statements

NOTE 11 -SUBSEQUENT EVENTS

On October 29, 2007, the Company entered into a share exchange agreement with Raven Biofuels International Corporation, a Delaware corporation, and the shareholders of Raven Biofuels International Corporation. Pursuant to the terms of the share exchange agreement, the Company agreed to acquire all of the issued and outstanding shares of Raven Biofuels International Corporation’s common stock in exchange for the issuance by our company of 14,000,000 shares of our common stock to the shareholders of Raven Biofuels International Corporation.

On January 24, 2008 the Company received a notice of termination of the agreement from Raven Biofuels International Corporation, now known as Superior Biotechnologies Corporation, terminating the share exchange agreement, given the lapse of time since the entry into of the agreement.

NOTE 12 -COMPARATIVE FIGURES

Certain prior year comparative figures have been reclassified to conform to the current year presentation

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Ian S. Grant	President, Secretary, Treasurer and Director	55	December 11, 2003

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

Ian S. Grant, President, Secretary, Treasurer and Director

Ian S. Grant has been our President, Secretary, Treasurer and director since our inception on December 11, 2003. In addition, Mr. Grant was President, Chief Executive Officer, Chairman and a director of our former parent, Spectre Industries Inc. from January 1999 to May, 2004. Mr. Grant was also a director and officer of Grant Brothers Sales Limited. He is also the President of I. S. Grant & Company Ltd which provides management services. Prior to this, from 1991 to 1995, Mr. Grant was President and CEO of Interactive Videosystems Inc., a publicly traded company which designs, produces and distributes interactive video and multimedia software products.

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

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-B, nor do we have a board member that qualifies as an “independent director” as defined by Rule 4200(a)(15) of the Rules of Nasdaq Marketplace Rules.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because our company believes that the functions of an audit committees can be adequately performed by our board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2007, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

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

Procedure for Submitting Shareholder Proposals Related to Nominee as Director

See “Procedures for Submitting Shareholder Proposals” above.

Item 10. Executive Compensation.

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2007; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our year ended December 31, 2006 , are set out in the following summary compensation tables:

Summary Compensation Table

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Nonequity Incentive Plan Compen- sation (US$)	Non- qualified Deferred Compen- sation Earnings (US$)	All Other Compen- sation (US$)(1)	Total (US$)
Ian S. Grant President, Secretary, Treasurer and Director	2007 2006	132,996(2) 132,996(2)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	132,996 132,996

(1)

The value of perquisites and other personal benefits, securities and property for the officers that do not exceed the lesser of $10,000 or 10% of the total of the annual salary and bonus and is not reported herein.

(2)	Salary is actually a management fee, accrued and payable to I. S. Grant and Company Ltd.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2007.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards : Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Ian S. Grant	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

COMPENSATION PLANS

As of December 31, 2007, we did not have any compensation plans in place. However, we may issue stock options to our directors, officers and employees in the future, upon adoption of a stock option plan.

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

For the year ended December 31, 2007, our president, Ian S. Grant, provided management services to our company through I. S. Grant and Company Ltd. for which our company was charged $132,996. As at December 31, 2007 our company owes I. S. Grant and Company Ltd. $507,969 for compensation that has been accrued but not paid.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have set forth in the following table certain information regarding our Common Stock beneficially owned on April 2, 2008 for (i) each stockholder we know to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

As of April 2, 2008, we had 52,213,348 shares of Common Stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Ian S. Grant #6 - 260 E. Esplanade North Vancouver, British Columbia V7L 1A3	29,333,348	56.18%
Directors and Officers (as a group)	29,333,348	56.18%

(1) Based on 52,213,348 shares outstanding as of April 2, 2008.

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

For the years ended December 31, 2007, our President, Ian S. Grant, provided management services to our company through I. S. Grant and Company Ltd. for which our company was charged $132,996. As at December 31, 2007 our company owes I. S. Grant and Company Ltd. $507,969 for compensation that has been accrued but not paid.

For the year ended December 31, 2007 and 2006, we borrowed $92,716 and $29,413, respectively, from our President, Ian S. Grant. The amounts bear an interest rate of 8%, are unsecured and due on demand.

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

3.6

Asset Distribution Agreement between Spectre Industries Inc. and Spectre Holdings Inc., dated December 10, 2003 (incorporated by reference from our Registration Statement on Form SB-2 filed on September 15, 2006).

3.7	Form of Subscription Agreement (incorporated by reference from our Registration Statement on Form SB-2 filed on September 15, 2006).

3.8

Share Exchange Agreement between our company, Raven Biofuels International Corporation and the selling the shareholders of Raven Biofuels International Corporation, dated October 29, 2007 (incorporated by reference from our Form 8-K filed on November 2, 2007).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on July 5, 2007).

(31)	Section 302 Certification

31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certification

32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

Item 14.Principal Accountants Fees and Services

Audit Fees

For the fiscal periods ended December 31, 2007 and 2006, the aggregate fees billed by HJ & Associates, LLC for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB were $21,350 and $16,082, respectively.

Audit Related Fees

For the fiscal periods ended December 31, 2007 and 2006, the aggregate fees billed for assurance and related services by HJ & Associates relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $2,050 and $9,890, respectively.

Tax Fees

For the fiscal periods ended December 31, 2007 and 2006, the aggregate fees billed by HJ & Associates for other non-audit professional services, other than those services listed above, totalled $Nil and $Nil, respectively.

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

RAVEN BIOFUELS INTERNATIONAL CORPORATION

/s/ Ian S. Grant
By: Ian S. Grant, President, Secretary,
Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

April 11, 2008