Form 10-Q
period 2008-03-31
RAVEN BIOFUELS INTERNATIONAL CORP
filed 2008-05-15
CIK 1372507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 000-52475

Raven Biofuels International Corporation
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

PO Box 75550, RPO Edgemont Village North Vancouver, BC	V7R 4X1
(Address of principal executive offices)	(Zip Code)

604-984-0400
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES   [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[   ] YES [ X ] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[   ] YES  [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

52,213,348 common shares issued and outstanding as of May 12, 2008

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

RAVEN BIOFUELS INTERNATIONAL CORPORATION
Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$21,039	$93

Total Current Assets	21,039	93

TOTAL ASSETS	$21,039	$93

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$10,913	$35,555
Accounts payable – related parties (Note 3)	535,770	507,969
Accrued liabilities – related parties (Note 3)	15,889	14,548
Income taxes payable	750	750
Advances payable	24,990	24,990
Notes payable and advances – related parties (Note 3)	154,955	92,716

Total Current Liabilities	743,267	676,528

TOTAL LIABILITIES	743,267	676,528

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 8,800,000,000
shares authorized, 52,213,348 shares issued and
outstanding	52,213	52,213
Additional paid-in capital	169,014	169,014
Other comprehensive income (loss)
Foreign currency translation adjustments	(12,673)	(17,047)
Accumulated deficit	(930,782)	(880,615)

Total Stockholders’ Equity (Deficit)	(722,228)	(676,435)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$21,039	$93

The accompanying notes are an integral part of these financial statements.

RAVEN BIOFUELS INTERNATIONAL CORPORATION
Statements of Operations and Other Comprehensive Loss
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

REVENUES
Sales commission	$6,948	$5,763
Total Revenue	6,948	5,763
EXPENSES
Consulting expense – related party (Note 3)	33,249	33,249
General and administrative	21,640	21,163
Interest expense	2,226	2,187
Total Expenses	57,115	56,599
(LOSS) FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES	(50,167)	(50,836)
Income tax expense	-	-
(LOSS) FROM CONTINUING OPERATIONS	(50,167)	(50,836)
(Loss) from discontinued operations, net of
income taxes (Note 2)	-	(10,050)
NET (LOSS)	(50,167)	(60,886)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	4,374	(3,596)
Total Other Comprehensive Income (Loss)	4,374	(3,596)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(45,793)	$(64,482)

BASIC INCOME (LOSS) PER SHARE
(Loss) from continuing operations	$(0.00)	$(0.00)
(Loss) from discontinued operations	(0.00)	(0.00)
Total Income (Loss) per Share	$(0.00)	$(0.00)

BASIC AND FULLY DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	52,213,348	52,213,348

The accompanying notes are an integral part of these financial statements.

RAVEN BIOFUELS INTERNATIONAL CORPORATION
Statements of Stockholders’ Equity (Deficit)

			Additional	Other
	Common Stock		Paid in	Comprehensive
			Capital	Income	Accumulated
	Shares	Amount		(Loss)	Deficit

Balance,
December 31, 2007
(Audited)	52,213,348 $	52,213	$169,014	$(17,047)	$(880,615)
Foreign currency
translation adjustments
(Unaudited)	-	-	-	4,374	-
Net loss for the period
ended March 31, 2008
(Unaudited)	-	-	-	-	(50,167)

Balance, March 31, 2008
(Unaudited)	52,213,348	$52,213	$169,014	$(12,673)	$(930,782)

The accompanying notes are an integral part of these financial statements.

RAVEN BIOFUELS INTERNATIONAL CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
CASH FLOWS - OPERATING ACTIVITIES
Net (loss)	$(50,167)	$(60,886)
Changes in operating assets and liabilities:
(Decrease) in accounts payable	(22,507)	(5,274)
Increase in accounts payable – related parties	27,801	28,986
Increase in accrued liabilities – related parties	1,889	592
Net cash (used for) continuing operating activities	(42,984)	(36,582)
Net cash from discontinued operating activities	-	7,367
Net cash (used for) operating activities	(42,984)	(29,215)

CASH FLOWS - INVESTING ACTIVITIES	-	-

CASH FLOWS - FINANCING ACTIVITIES
Advances on notes payable and advances – related
parties	63,930	10,000
Net cash from continuing financing activities	63,930	10,000
Net cash from discontinued financing activities	-	7,158
Net cash provided by financing activities	63,930	17,158

INCREASE (DECREASE) IN CASH DURING PERIOD	20,946	(12,057)
CASH AT BEGINNING OF PERIOD	93	14,804
CASH AT END OF PERIOD	$21,039	$2,747

CASH PAID DURING THE PERIOD FOR:
Interest	$300	$720
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

RAVEN BIOFUELS INTERNATIONAL CORPORATION
Notes to the Unaudited Financial Statements

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 - DISCONTINUED OPERATIONS

On December 15, 2007 the Company informed Auto Photo Kiosk GmbH (APK), its 80% subsidiary, they had disposed of their investment in APK by relinquishing their shareholdings in APK. Summarized financial information for discontinued operations is shown below.

	For the Three Months Ended
	March 31,
	2008	2007

REVENUES
Photo kiosks	$-	$95,614
Total Revenue	-	95,614
EXPENSES
Photo kiosk rent and leasing expense	-	56,144
Photo kiosk operating supplies and expenses	-	6,522
General and administrative	-	42,060
Depreciation expense	-	938
Total Expenses	-	105,664
LOSS FROM DISCONTINUED OPERATIONS
BEFORE MINORITY INTEREST	-	(10,050)
Minority interest	-	-
LOSS FROM DISCONTINUED OPERATIONS
BEFORE INCOME TAXES	-	(10,050)
Income tax expense	-	-
LOSS FROM DISCONTINUED OPERATIONS
NET OF TAXES	$-	$(10,050)

RAVEN BIOFUELS INTERNATIONAL CORPORATION
Notes to the Unaudited Financial Statements

NOTE 3 - RELATED PARTY TRANSACTIONS

Related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Accounts Payable – Related Parties

As of March 31, 2008 and December 31, 2007, the Company owed Ian S. Grant and Company Ltd. $535,770 and $507,969, respectively, for consulting fees.

Notes Payable and Advances – Related Parties

As of March 31, 2008 and December 31, 2007, the Company had borrowed $61,038 and $92,716, respectively, from the Company’s CEO and President, Ian S. Grant. The amounts bear an interest rate of 8%, are unsecured and due on demand. For the periods ended March 31, 2008 and December 31, 2007 accrued liabilities –related parties included accrued interest of $15,889 and $14,548, respectively for the amounts outstanding.

As of March 31, 2007 the Company had received advances of $93,917 from a shareholder. These advances are unsecured, non-interest bearing and have no specific repayment terms.

NOTE 4 - GOING CONCERN

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

NOTE 5 - COMPARATIVE FIGURES

Certain prior year comparative figures have been reclassified to conform to the current year presentation

NOTE 6 - INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As allowed by GAAP, the company provides valuation allowances against the deferred tax assets for amounts where realization is uncertain.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. Forward-looking statements are statements that relate to future events, future financial performance or are otherwise projections of future results. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section of this quarterly report on Form 10-Q entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Corporate History

Our company was incorporated in the State of Nevada on December 11, 2003, under the name “Auto Photo Technologies Inc.”. Effective September 21, 2007, we completed a merger with our subsidiary, Raven Biofuels International Corporation, a Nevada corporation, that we incorporated solely for the purpose of the change of name. As a result, we changed our name from “Auto Photo Technologies Inc.” to “Raven Biofuels International Corporation”, to better reflect our anticipated business direction

Effective September 17, 2007, we effected a forty-four (44) for one (1) forward stock split of our authorized, issued and outstanding shares. As a result, our authorized capital increased from 200,000,000 shares of common stock with a par value of $0.001 to 8,800,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital increased from 1,186,667 shares of common stock to 52,213,348 shares of common stock.

Our common shares were quoted for trading on the OTCBB on September 17, 2007, under the symbol "AOPH". On October 2, 2007 our symbol changed to “RVBF”.

The address of our principal executive office is PO Box 75550, RPO Edgemont Village, North Vancouver, BC V7R 4X1. Our telephone number is (604) 984-0400.

Our Current Business

Our current operations consist of receiving sales commissions from a third party company. We earn a commission based on the revenues generated by an e-commerce business.

While we are currently maintaining existing operations, we are also investigating other opportunities in our efforts to maximize shareholder value. Management is currently exploring other opportunities in the alternative fuels sector

On October 29, 2007, we entered into a share exchange agreement with Raven Biofuels International Corporation, a Delaware corporation, and the shareholders of Raven Biofuels. Pursuant to the terms of the share exchange agreement, we agreed to acquire all of the issued and outstanding shares of Raven Biofuels’ common stock in exchange for the issuance by our company of 14,000,000 shares of our common stock to the shareholders of Raven Biofuels. We elected not to proceed with the share exchange agreement and allowed it to lapse in accordance with its terms.

On January 24, 2008 we received a notice of termination of the share exchange agreement from Raven Biofuels, now known as Superior Biotechnologies Corporation, terminating the share exchange agreement, given the lapse of time since the entry into of the agreement. Our management continues to investigate additional business opportunities, and remains of the view that the alternative fuels sector is an industry that it is worth pursuing, in its efforts to enhance shareholder value. We intend to maintain our current operations to be best of our abilities while we investigate further opportunities.

Subsequently, and as a result of the termination of the share exchange agreement with Superior Biotechnologies, we have been in discussions with Pure Energy Corporation in connection with a merger of our two companies. Under the proposed terms, Pure Energy shareholders would receive approximately 27,000,000 shares and $3 million in cash based on our shares being valued at $1.85 per share. Upon completion of the proposed merger, we would work with management of Pure Energy to construct a number of specific cellulosic ethanol plants worldwide.

Assuming successful completion of any business combination with Pure Energy, we would hope to become a global renewable energy company whose principal focus is the production of fuel grade cellulosic ethanol, and derivative chemicals. Through a business combination with Pure Energy, we would acquire all of Pure Energy’s technology and numerous patents for its cellulosic ethanol process and our goal would be to become the lowest cost producer of renewable fuels.

We have not concluded any definitive merger agreement with Pure Energy and all discussions are at a preliminary stage only. There can be no assurances that any transaction with Pure Energy will be successfully completed.

In the event that we proceed with the acquisition of Pure Energy, certain third parties have been investigating fund raising opportunities on our behalf. Such parties have been negotiating the engagement of an institutional brokerage firm in order to provide the financing for the capital that would be required following any acquisition of Pure Energy. Our goal would be to raise an initial $20,000,000 by way of a common share offering. The proceeds would be used for operations and building Raven’s first cellulosic ethanol bio-refinery following any acquisition of Pure Energy.

Plan of Operation and Cash Requirements

Overview

We remain an early stage company with minimal operations.

We have scaled back our operations by ceasing to operate our photo booth business due to ongoing losses. Our remaining operations now consist of receiving sales commissions from a third party company. We earn a commission based on the revenues generated by an e-commerce business.

Results of Operations

Three month Summary ending March 31, 2008 and 2007

	Three Months Ended
	March 31
	2008	2007
Revenue	$6,948	$5,763
Operating Expenses	$57,115	$56,599
Interest Expense	$2,226	$2,187
Net Loss	$50,167	$60,886

Revenue

During the quarter ended March 31, 2008 we earned revenues from sales commissions of $6,948. Since inception, we have earned revenues of $170,075 from continuing operations and $1,380,315 from discontinued operations.

Expenses

Our operating expenses for the three month periods ended March 31, 2008 and March 31, 2007 are outlined in the table below:

		Three Months Ended
		March 31
		2008	2007
Photo kiosk rent and leasing expense	$	Nil	$56,144
Photo kiosk operating supplies and expenses	$	Nil	$6,522
Consulting expenses		$33,249	$33,249
General and administrative		$21,640	$63,223
Interest expense		$2,226	$2,187
Depreciation	$	Nil	$938

Operating expenses for the three months ended March 31, 2008, decreased by 64% as compared to the comparative period in 2007 primarily as a result of the discontinuance of our photo kiosk operations.

Equity Compensation

As of March 31, 2008, we had not adopted any equity compensation plans and no stock, options, or other equity securities were awarded to our executive officers.

Liquidity and Financial Condition

Working Capital

	At	At	Percentage
	March 31,	Dec 31,	Increase/
	2008	2007	Decrease
Current Assets	$21,039	$93	2,250%
Current Liabilities	$743,267	$676,528	10%
Working Capital	$(722,228)	$(676,435)	7%

Cash Flows

		Three		Three
		Months		Months
		Ended		Ended
		March 31,		March 31,
		2008		2007
Net Cash Flows from Operating Activities		$(42,984)		$(29,215)
Net Cash Flows from Investing Activities	$	Nil	$	Nil
Net Cash Flows from Financing Activities		$63,930		$17,158
Increase / (Decrease) In Cash During The Period		$20,946		$(12,057)

The net increase that we incurred for the three months ended March 31, 2008 compared with the three months ended March 31, 2007 was largely due to the advance of $93,917 by a shareholder.

In the next twelve months we anticipate spending $133,000 on management consulting and $60,000 on general and administrative. Our cash on hand at March 31, 2008 was $21,039. We plan to raise additional capital required to meet immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $193,000 over the next 12 months to pay for our ongoing operating expenses. These expenses include audit, legal and office expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our exploration operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Cash Requirements

If we do not proceed with the business combination with Pure Energy and we elect to proceed with our current operations, we anticipate that we will expend approximately $193,000 during the twelve-month period ending March 31, 2009 to fund, service and maintain our photo booths, and for working capital. These expenditures are broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending March 31, 2009

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

As noted, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements, which we anticipate will consist of further private placements of equity securities, advances from related parties or shareholder loans. We plan to rely on shareholder loans and privet placements to meet our short term cash requirements. We have not entered into any definitive agreements with any shareholders or related parties for the provision of loans or advances. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations. We have scaled back our operations by ceasing to operate our photo booth business due to ongoing losses.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Item 3. Quantitative Disclosures About Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting and financial officer (our president) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2008, the end of the three month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

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

This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements are statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by the use of terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this quarterly report include statements about:

  Our future operating results,

  Our future capital expenditures,

  Our expansion and growth of operations, and

  Our future investments and acquisitions.

These statements were only predictions and involved known and unknown risks, uncertainties and other factors, which included:

  General economic and business conditions,

  Exposure to market risks in our financial instruments,

  Fluctuations in demand for products,

  Competition for customers,

  Technological changes and developments,

  Regulatory uncertainties and potential liabilities, and

  the risks in the section of this quarterly report entitled "Risk Factors",

any of which may have caused our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

We have generated limited revenues since our inception on December 11, 2003. We are still in the early stages of developing our company. We will, in all likelihood, continue to incur operating expenses without significant revenues until we have found a suitable business or have completed a merger or acquisition. We estimate our average monthly operating expenses for the twelve-month period ending March 31, 2008, to be approximately $16,000each month. At this rate we will not be able to maintain our operations at their present level without generating additional revenues from our operations or incurring any non-operational expenses. We cannot assure that we will be able to generate enough interest in our automated photo services. If we cannot attract a significant number of customers, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on our audited financial statements for our year ended December 31, 2007.

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

We anticipate that our cash on hand will not be sufficient to satisfy our cash requirements for the balance of the year ended December 31, 2008. In addition, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

  we incur unexpected costs or encounter any unexpected technical or other difficulties;

  we incur delays and additional expenses as a result of technology failure;

  we are unable to create a substantial market for our products; or

  we incur any significant unanticipated expenses.

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

We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. As of March 31, 2008 we have an accumulated deficit of $930,782.

We have accrued significant amounts of management fees that are payable on demand to our director and officer, Ian S. Grant. If a demand for payment was made we would be unable to satisfy any required payment.

As at March 31, 2008 we have accrued management fees of $535,770 that are due and owing to Ian Grant, our director and officer. These fees have no fixed payment terms and are due on demand. As at March 31, 2008 we had $21,039 in cash on hand and to date we have not generated any material revenues from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We cannot anticipate when we will be able to generate significant revenues from sales, or when or if we will be able to raise additional funds. As a result, if Mr. Grant made a demand for payment of the accrued fees that are due and owing to him, we would be unable to make any payments in satisfaction of the accrued fees. If a demand for payment of the accrued fees is made we will not be able to maintain our operations and our business will fail.

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

Risks Related to Our Shares of Common Stock

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

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K.

Exhibit
Number	Description

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on September 15, 2006).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on September 15, 2006).

3.3	Certificate of Amendment (incorporated by reference from our Registration Statement on Form SB-2 filed on September 15, 2006).

3.4	Certificate of Change (incorporated by reference from our Form 8-K filed on September 17, 2007).

3.5	Articles of Merger (incorporated by reference from our Form 8-K filed on October 2, 2007).

(10)	Material Contracts

10.1	Asset Distribution Agreement between Spectre Industries Inc. and Spectre Holdings Inc., dated December 10, 2003 (incorporated by reference from our Registration Statement on Form SB-2 filed on September 15, 2006).

10.2	Form of Subscription Agreement (incorporated by reference from our Registration Statement on Form SB-2 filed on September 15, 2006).

10.3	Share Exchange Agreement between our company, Raven Biofuels International Corporation and the selling the shareholders of Raven Biofuels International Corporation, dated October 29, 2007
(incorporated by reference from our Form 8-K filed on November 2, 2007).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from an Annual Report on Form 10-KSB filed on July 5, 2007).

(31)	Rule 13a-14(d)/15d-14(d) Certification

31.2*	Section 302 Certification.

(32)	Section 1350 Certification

32.2*	Section 906 Certification.

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN BIOFUELS INTERNATIONAL CORPORATION
(Registrant)

Dated: May 15, 2008	/s/ Ian S. Grant
Ian S. Grant
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)