Form 10-Q
period 2008-06-30
RAVEN BIOFUELS INTERNATIONAL CORP
filed 2008-08-15
CIK 1372507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-52475

Raven Biofuels International Corporation
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

61 South Paramus Road, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

1-866-433-3356
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

[ ] YES [X] NO

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

52,213,348 common shares issued and outstanding as of August 14, 2008

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

RAVEN BIOFUELS INTERNATIONAL CORPORATION
Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$111	$93

Total Current Assets	111	93

TOTAL ASSETS	$111	$93

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$21,263	$35,555
Accounts payable – related parties (Note 3)	524,935	507,969
Accrued liabilities – related parties (Note 3)	17,386	14,548
Income taxes payable	750	750
Advances payable	24,990	24,990
Notes payable and advances – related parties (Note 3)	205,777	92,716

Total Current Liabilities	795,101	676,528

TOTAL LIABILITIES	795,101	676,528

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 8,800,000,000
shares authorized, 52,213,348 shares issued and
outstanding	52,213	52,213
Additional paid-in capital	169,014	169,014
Other comprehensive income (loss)
Foreign currency translation adjustments	(11,616)	(17,047)
Accumulated deficit	(1,004,601)	(880,615)

Total Stockholders’ Equity (Deficit)	(794,990)	(676,435)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$111	$93

The accompanying notes are an integral part of these financial statements.

RAVEN BIOFUELS INTERNATIONAL CORPORATION
Statements of Operations and Other Comprehensive Loss
(Unaudited)

	For the Three Months Ended
	June 30,
	2008	2007

REVENUES
Sales commission	$15,885	$5,402
Total Revenue	15,885	5,402
EXPENSES
Consulting expense – related party (Note 3)	48,505	33,249
General and administrative	39,877	10,079
Interest expense	1,322	(-398)
Total Expenses	89,704	42,930
(LOSS) FROM CONTINUING OPERATIONS
BEFORE
INCOME TAXES	(73,819)	(37,528)
Income tax expense	-	-
(LOSS) FROM CONTINUING OPERATIONS	(73,819)	(37,528)
(Loss) from discontinued operations, net of
income taxes (Note 2)		(11,524)
NET (LOSS)	(73,819)	(49,052)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	1,057	(7,208)
Total Other Comprehensive Income (Loss)	1,057	(7,208)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(72,762)	$(56,260)

BASIC INCOME (LOSS) PER SHARE
(Loss) from continuing operations	$(0.00)	$(0.00)
(Loss) from discontinued operations	(0.00)	(0.00)
Total Income (Loss) per Share	$(0.00)	$(0.00)

BASIC AND FULLY DILUTED WEIGHTED AVERAGE

NUMBER OF SHARES OUTSTANDING	52,213,348	52,213,348

The accompanying notes are an integral part of these financial statements.

RAVEN BIOFUELS INTERNATIONAL CORPORATION
Statements of Operations and Other Comprehensive Loss
(Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007

REVENUES
Sales commission	$22,833	$11,165
Total Revenue	22,833	11,165
EXPENSES
Consulting expense – related party (Note 3)	81,754	64,498
General and administrative	61,517	31,242
Interest expense	3,548	1,789
Total Expenses	146,819	97,529
(LOSS) FROM CONTINUING OPERATIONS
BEFORE
INCOME TAXES	(123,986)	(88,364)
Income tax expense	-	-
(LOSS) FROM CONTINUING OPERATIONS	(123,986)	(88,364)
(Loss) from discontinued operations, net of
income taxes (Note 2)	-	(21,574)
NET (LOSS)	(123,986)	(109,938)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	5,431	(10,804)
Total Other Comprehensive Income (Loss)	5,431	(10,804)
TOTAL COMPREHENSIVE INCOME (LOSS) $	(118,555)	$(120,742)

BASIC INCOME (LOSS) PER SHARE
(Loss) from continuing operations	$(0.00)	$(0.00)
(Loss) from discontinued operations	(0.00)	(0.00)
Total Income (Loss) per Share	$(0.00)	$(0.00)

BASIC AND FULLY DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	52,213,348	52,213,348

The accompanying notes are an integral part of these financial statements.

RAVEN BIOFUELS INTERNATIONAL CORPORATION
Statements of Stockholders’ Equity (Deficit)

			Additional	Other
	Common Stock		Paid in	Comprehensive
			Capital	Income	Accumulated
	Shares	Amount		(Loss)	Deficit

Balance,
December 31, 2007
(Audited)	52,213,348	$52,213	$169,014	$(17,047)	$(880,615)
Foreign currency
translation adjustments
(Unaudited)	-	-	-	5,431	-
Net loss for the period
ended June 30, 2008
(Unaudited)	-	-	-	-	(123,986)

Balance, June 30, 2008
(Unaudited)	52,213,348	$52,213	$169,014	$(11,616)	$(1,004,601)

The accompanying notes are an integral part of these financial statements.

RAVEN BIOFUELS INTERNATIONAL CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007
CASH FLOWS - OPERATING ACTIVITIES
Net (loss)	$(123,986)	$(109,938)
Changes in operating assets and liabilities:
(Decrease) in accounts payable	(11,490)	(15,749)
Increase in accounts payable – related parties	16,966	58,336
Increase in accrued liabilities – related parties	3,387	1,386
Net cash (used for) continuing operating activities	(115,123)	(35,931)
Net cash from discontinued operating activities	-
Net cash (used for) operating activities	(112,857)	(35,931)

CASH FLOWS - INVESTING ACTIVITIES	-	-

CASH FLOWS - FINANCING ACTIVITIES
Advances on notes payable and advances – related
parties	179,485	32,977
Payments on notes payable and advances – related
parties	(64,344)	-
Net cash from continuing financing activities	115,141	32,977
Net cash from discontinued financing activities	-	(7,483)
Net cash provided by financing activities	115,141	25,494

INCREASE (DECREASE) IN CASH DURING PERIOD	18	(10,437)
CASH AT BEGINNING OF PERIOD	93	14,807
CASH AT END OF PERIOD	$111	$4,370

CASH PAID DURING THE PERIOD FOR:
Interest	$-	$1,674
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

RAVEN BIOFUELS INTERNATIONAL CORPORATION
Notes to the Unaudited Financial Statements

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 - DISCONTINUED OPERATIONS

On December 15, 2007 the Company informed Auto Photo Kiosk GmbH (APK), its 80% subsidiary, they had disposed of their investment in APK by relinquishing their shareholdings in APK. Summarized financial information for discontinued operations is shown below.

	For the Six Months Ended
	June 30,
	2008	2007

REVENUES
Photo kiosks	$-	$211,817
Total Revenue	-	211,817
EXPENSES
Photo kiosk rent and leasing expense	-	122,652
Photo kiosk operating supplies and expenses	-	13,169
General and administrative	-	95,668
Depreciation expense	-	1,902
Total Expenses	-	233,391
LOSS FROM DISCONTINUED OPERATIONS
BEFORE MINORITY INTEREST	-	(21,574)
Minority interest	-	-
LOSS FROM DISCONTINUED OPERATIONS
BEFORE INCOME TAXES	-	(21,574)
Income tax expense	-	-
LOSS FROM DISCONTINUED OPERATIONS
NET OF TAXES	$-	$(21,574)

NOTE 3 - RELATED PARTY TRANSACTIONS

Related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Accounts Payable – Related Parties

As of June 30, 2008 and December 31, 2007, the Company owed Ian S. Grant and Company Ltd. $524,935 and $507,969, respectively, for consulting fees.

Notes Payable and Advances – Related Parties

RAVEN BIOFUELS INTERNATIONAL CORPORATION
Notes to the Unaudited Financial Statements

As of June 30, 2008 and December 31, 2007, the Company had borrowed $69,732 and $92,716, respectively, from the Company’s CEO and President, Ian S. Grant. The amounts bear an interest rate of 8%, are unsecured and due on demand. For the periods ended June 30, 2008 and December 31, 2007 accrued liabilities –related parties included accrued interest of $17,386 and $14,548, respectively for the amounts outstanding.

As of June 30, 2007 the Company had received advances of $136,045 from a shareholder. These advances are unsecured, non-interest bearing and have no specific repayment terms.

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

As used in this quarterly report, the terms “we”, “us”, “our”, “our Company” and “Raven Biofuels” mean our company, Raven Biofuels International Corporation, unless otherwise indicated

Corporate History

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

The address of our principal executive office is 61 South Paramus Road, Paramus, New Jersey, 07652. Our telephone number is 1-866-433-3356.

Our Current Business

Our current operations consist of receiving sales commissions from a third party company. We earn a commission based on the revenues generated by an e-commerce business.

While we are currently maintaining existing operations, we are also investigating other opportunities in our efforts to maximize shareholder value. Management is currently exploring other opportunities in the alternative fuels sector.

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

On January 24, 2008 we received a notice of termination of the share exchange agreement from Raven Biofuels, now known as Superior Biotechnologies Corporation, terminating the share exchange agreement, given the lapse of time since the entry into the agreement. Our management continues to investigate additional business opportunities, and remains of the view that the alternative fuels sector is an industry that it is worth pursuing, in its efforts to enhance shareholder value. We intend to maintain our current operations to the best of our abilities while we investigate further opportunities.

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

On May 21, 2008, we entered into an assignment agreement whereby we accepted an assignment of an agreement between Tribune Capital Partners SA and Spectrum Energy Company Ltd. for the construction of bio-fuel plants in the Province of British Columbia, for the conversion of Mountain Pine Beetle softwood into ethanol for use as low-carbon transportation fuel and high value chemicals. Both parties are to make various contributions to the joint venture as described in the agreement, which includes pro-rata capital contributions, the provision of technology, management and operational expertise and supply of feed stock, among others.

On May 26, 2008, we entered into a letter of intent with Superior Biotechnologies Corporation pursuant to which we have agreed to negotiate a definitive agreement for the acquisition from Superior of certain contractual rights and intellectual property rights for the payment of $75,000. The consideration will also consist of our company assuming liability for a loan of $875,000 that was provided from Tribune Capital Partners SA to Superior. The proceeds from this loan were used by Superior to fund license payments and further development of the technology. The acquisition will primarily consist of the acquisition of a Technology License Agreement that Superior currently has from Pure Energy Corporation, and the acquisition of an agreement for the rights to construct a bio-fuel plant in India. The acquisition of the technology license will allow our company to deploy the two stage dilute acid hydrolysis as well as other rights and options with respect to Pure Energy. This technology will provide us with the technology required for the construction of bio-refineries for the production of ethanol and other high value chemicals.

The acquisition from Superior is subject to completion of a definitive agreement.

On June 30, 2008, and July 3, 2008, we entered into term sheets for private placement financings with Blackhawk Investments Ltd. and Clean Energy Holding Corp. respectively. The term sheets are for private placements of up to 8 million units for aggregate gross proceeds of up to $8 million with Blackhawk, and up to 2 million units for aggregate gross proceeds of up to $2 million with Clean Energy. Each unit will consist of one share of common stock and one share purchase warrant, with each warrant exercisable for two years from closing at the price of $1.50 per share. The private placements are required to close within 30 days of the execution of the term sheet.

The completion of the private placements is subject to completion of definitive subscription agreements and are to close concurrently.

Plan of Operation and Cash Requirements

Overview

We remain an early stage company with minimal operations.

We have scaled back our operations by ceasing to operate our photo booth business due to ongoing losses. Our remaining operations now consist of receiving sales commissions from a third party company. We earn a commission based on the revenues generated by an e-commerce business.

Results of Operations

Three month Summary ending June 30, 2008 and 2007

	Three Months Ended
	June 30
	2008	2007
Revenue	$15,885	$5,402
Operating Expenses	$89,704	$42,930
Interest Expense	$1,322	$(398)
Net Loss	$(73,819)	$(49,052)

Revenue

During the quarter ended June 30, 2008 we earned revenues from sales commissions of $15,885. Since inception, we have earned revenues of $185,960 from continuing operations and $1,380,315 from discontinued operations.

Expenses

Our operating expenses for the six month periods ended June 30, 2008 and June 30, 2007 are outlined in the table below:

		Six Months Ended
		June 30
		2008	2007
Consulting expenses		$81,754	$64,498
General and administrative		$61,517	$31,242
Interest expense		$3,548	$1,789
Depreciation	$	Nil	$1,902

Operating expenses for the six months ended June 30, 2008, increased by 48% as compared to the comparative period in 2007 primarily as a result of exploring other opportunities in the alternative fuels sector.

Equity Compensation

As of June 30, 2008, we had not adopted any equity compensation plans and no stock, options, or other equity securities were awarded to our executive officers.

Liquidity and Financial Condition

Working Capital
	At	At	Percentage
	June 30,	Dec 31,	Increase/
	2008	2007	Decrease
Current Assets	$111	$93	19%
Current Liabilities	$795,101	$676,528	18%
Working Capital	$(794,990)	$(676,435)	17%

Cash Flows
		Six Months		Six Months
		Ended		Ended
		June 30,		June 30,
		2008		2007
Net Cash Flows from Operating Activities		$(115,123)		$(35,931)
Net Cash Flows from Investing Activities	$	Nil	$	Nil
Net Cash Flows from Financing Activities		$115,141		$25,494
Increase / (Decrease) In Cash During The Period		$18		$(10,437)

The net increase that we incurred for the six months ended June 30, 2008 compared with the six months ended June 30, 2007 was largely due an advance of $136,045 from a shareholder.

In the next twelve months we anticipate spending $133,000 on management consulting and $60,000 on general and administrative. Our cash on hand at June 30, 2008 was $111. We plan to raise additional capital required to meet immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

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

Cash Requirements

If we do not proceed with the acquisition for Superior Biotechnologies and we elect to proceed with our current operations, we anticipate that we will expend approximately $193,000 during the twelve-month period ending June 30, 2009 to fund, service and maintain our e-commerce business and for working capital. These expenditures are broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending June 30, 2009

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

As noted, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements, which we anticipate will consist of further private placements of equity securities, advances from related parties or shareholder loans. We plan to rely on shareholder loans and private placements to meet our short term cash requirements. We have not entered into any definitive agreements with any shareholders or related parties for the provision of loans or advances. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations. We have scaled back our operations by ceasing to operate our photo booth business due to ongoing losses.

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainly in Income Taxes –An Interpretation of FASB Statement No. 109. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all positions upon the adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. Management does not believe that its adoption will have a material effect on our financial position, results of operations, or cash flows.

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

As of June 30, 2008, the end of the three month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have generated limited revenues since our inception on December 11, 2003. We are still in the early stages of developing our company. We will, in all likelihood, continue to incur operating expenses without significant revenues until we have found a suitable business or have completed a merger or acquisition. We estimate our average monthly operating expenses for the twelve-month period ending June 30, 2008, to be approximately $16,000 each month. At this rate we will not be able to maintain our operations at their present level without generating additional revenues from our operations or incurring any non-operational expenses. We cannot assure that we will be able to generate enough interest in our automated photo services. If we cannot attract a significant number of customers, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on our audited financial statements for our year ended December 31, 2007.

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

- we incur unexpected costs or encounter any unexpected technical or other difficulties;

- we incur delays and additional expenses as a result of technology failure;

- we are unable to create a substantial market for our products; or

- we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could prevent us from pursuing our business plans and ultimately achieving a profitable level of such operations.

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

We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. As of June 30, 2008 we have an accumulated deficit of $ 1,004,601.

We have accrued significant amounts of management fees that are payable on demand to our former director and officer, Ian S. Grant. If a demand for payment was made we would be unable to satisfy any required payment.

As at June 30, 2008 we have accrued management fees of $524,935 that are due and owing to Ian Grant, our former director and officer. These fees have no fixed payment terms and are due on demand. As at June 30, 2008 we had $111 in cash on hand and to date we have not generated any material revenues from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We cannot anticipate when we will be able to generate significant revenues from sales, or when or if we will be able to raise additional funds. As a result, if Mr. Grant made a demand for payment of the accrued fees that are due and owing to him, we would be unable to make any payments in satisfaction of the accrued fees. If a demand for payment of the accrued fees is made we will not be able to maintain our operations and our business will fail.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On May 16, 2008 we appointed John Sams we appointed John Sams as our Chief Operations Officer and as a director of our company.

Mr. Sams has over 20 years of senior management experience in services, manufacturing, capital equipment and systems companies. He has been active at the senior management level including nine years as President/COO of a start-up technology company and as president/CEO of an AMEX listed public company and a Swedish owned private company. He has extensive experience in directing international and domestic operations, strategic planning, and turnaround of companies with substantial revenues. He has experience in business development in diverse markets such as power/energy, pulp and paper, oil & gas, waste to energy, chemical, steel, industrial equipment and commercial HVAC. Over 20 years project development and sales experience in Power Generation utilizing renewable fuels like biomass, fossil fuels and waste fuels.

From 2007 to the present Mr. Sams has been the Executive Vice President and President of Process Division of GTS Energy, Inc., which manufactures engineered products of gts which include gas turbine waste heat recovery units, convection heaters, direct fired heaters, gas turbine water bath heaters and solid fuel furnaces.

From 2003 to 2007 Mr. Sams was the President and COO of LPP Combustion, LLC, a start-up company with a patented and innovative gas turbine related technology allowing power generation users to switch from natural gas to the lowest cost liquid fuel such as bio-diesel, ethanol and #2 fuel oil at the same or better emission levels as natural gas.

From 1999 to 2003 Mr. Sams was the President, CEO and a Director of Environmental Elements Corp. A company with annual sales of over $70 million globally, Environmental Elements Corporation was an AMEX listed public environmental services/maintenance, manufacturing, and technology company serving the power, oil/gas, pulp/paper and process industries. Fuels for projects included renewable fuels including biomass, black liquor and fossil fuels. At the company he managed the global operations including subsidiary companies in China, the U.K., and Canada. He was responsible for the profit and loss for all operations and directed 170 employees worldwide including corporate headquarters, five U.S. regional offices, manufacturing and marketing operations in China, service and marketing operations in Canada, and the service company in the U.K.

Effective June 13, 2008 Ian Grant resigned an officer and director of our company. We would like to thank Mr. Grant for his assistance in guiding the company through this transitional phase into its new ventures.

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

10.2	Form of Subscription Agreement (incorporated by reference from our Registration Statement on Form SB-2 filed on September 15, 2006).

10.3	Share Exchange Agreement between our company, Raven Biofuels International Corporation and the selling shareholders of Raven Biofuels International Corporation, dated October 29, 2007 (incorporated by reference from our Form 8-K filed on November 2, 2007).

10.4	Assignment of Agreement between our company, Tribune Capital Partners S.A. and Spectrum Energy Corporation, dated May 21, 2008. (incorporated by reference from our Form 8-K filed on June 3, 2008).

10.5	Letter of Intent between our company, Tribune Capital Partners S.A. and Superior Biotechnologies Corporation, dated May 8, 2008, accepted May 26, 2008. (incorporated by reference from our Form 8-K filed on June 3, 2008).

10.6	Memorandum of Terms between our company and Blackhawk Investments Ltd., dated June 28, 2008 (incorporated by reference from our Form 8-K filed on July 3, 2008).

10.7	Memorandum of Terms between our company and Clean Energy Holding Corp, dated July 3, 2008 (incorporated by reference from our Form 8-K filed on July 3, 2008).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from an Annual Report on Form 10-KSB filed on July 5, 2007).

(31)	Rule 13a-14(d)/15d-14(d) Certification

31.1*	Section 302 Certification.

(32)	Section 1350 Certification

32.1*	Section 906 Certification.

*file herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN BIOFUELS INTERNATIONAL
CORPORATION
(Registrant)

Dated: August 13, 2008	/s/ John Sams
John Sams
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)