Form 10-Q
period 2008-09-30
RAVEN BIOFUELS INTERNATIONAL CORP
filed 2008-11-20
CIK 1372507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

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
See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]

Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

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

52,563,348 common shares issued and outstanding as of November 14, 2008

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

RAVEN BIOFUELS INTERNATIONAL CORPORATION
Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$1,400	$93

Total Current Assets	1,400	93

Intellectual Property	1,125,000

TOTAL ASSETS	$1,126,400	$93

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$24,602	$35,555
Accounts payable – related parties (Note 4)	530,935	507,969
Accrued liabilities – related parties (Note 4)	18,400	14,548
Income taxes payable	750	750
Advances payable	24,990	24,990
Notes payable and advances – related parties (Note 4)	1,205,082	92,716

Total Current Liabilities	1,804,759	676,528

TOTAL LIABILITIES	1,804,759	676,528

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 8,800,000,000
shares authorized, 52,563,348 and 52,213,348 shares issued and
outstanding, respectively	52,563	52,213
Additional paid-in capital	387,089	169,014
Other comprehensive income (loss)
Foreign currency translation adjustments	(5,089)	(17,047)
Accumulated deficit	(1,112,922)	(880,615)

Total Stockholders’ Equity (Deficit)	(678,359)	(676,435)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$1,126,400	$93

The accompanying notes are an integral part of these financial statements.

RAVEN BIOFUELS INTERNATIONAL CORPORATION
Statements of Operations and Other Comprehensive Loss
(Unaudited)

	For the Three Months Ended
	September 30,
	2008	2007

REVENUES
Sales commission	$-	$5,834
Total Revenue	-	5,834
EXPENSES
Consulting expense – related party (Note 4)	86,425	35,249
General and administrative	20,518	68,857
Interest expense	1,378	1,799)
Total Expenses	108,321	105,905
(LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(108,321)	(100,071)
Income tax expense	-	-
(LOSS) FROM CONTINUING OPERATIONS	(108,321)	(100,071)
Income (Loss) from discontinued operations, net of
income taxes (Note 3)	-	5,012
NET (LOSS)	(108,321)	(95,059)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	6,527	(27,935)
Total Other Comprehensive Income (Loss)	6,527	(27,935)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(101,794)	$(122,994)

BASIC INCOME (LOSS) PER SHARE
(Loss) from continuing operations	$(0.00)	$(0.00)
(Loss) from discontinued operations	(0.00)	(0.00)
Total Income (Loss) per Share	$(0.00)	$(0.00)

BASIC AND FULLY DILUTED WEIGHTED AVERAGE

NUMBER OF SHARES OUTSTANDING	52,455,389	52,213,348

The accompanying notes are an integral part of these financial statements.

RAVEN BIOFUELS INTERNATIONAL CORPORATION
Statements of Operations and Other Comprehensive Loss
(Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007

REVENUES
Sales commission	$22,833	$16,999
Total Revenue	22,833	16,999
EXPENSES
Consulting expense – related party (Note 4)	168,179	99,747
General and administrative	82,035	100,099
Interest expense	4,926	3,588
Total Expenses	255,140	203,434
(LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(232,307)	(186,435)
Income tax expense	-	-
(LOSS) FROM CONTINUING OPERATIONS	(232,307)	(186,435)
(Loss) from discontinued operations, net of
income taxes (Note 3)	-	(16,562)
NET (LOSS)	(232,307)	(202,997)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	11,958	(38,739)
Total Other Comprehensive Income (Loss)	11,958	(38,739)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(220,349)	$(241,736)

BASIC INCOME (LOSS) PER SHARE
(Loss) from continuing operations	$(0.00)	$(0.00)
(Loss) from discontinued operations	(0.00)	(0.00)
Total Income (Loss) per Share	$(0.00)	$(0.00)

BASIC AND FULLY DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	52,322,237	52,213,348

The accompanying notes are an integral part of these financial statements.

RAVEN BIOFUELS INTERNATIONAL CORPORATION
Statement of Stockholders’ Equity (Deficit)

			Additional	Other
	Common Stock		Paid in	Comprehensive
			Capital	Income	Accumulated
	Shares	Amount		(Loss)	Deficit

Balance,
December 31, 2007
(Audited)	52,213,348	$52,213	$169,014	$(17,047)	$(880,615)
Stock issued for License Agreement (Unaudited)	350,000	350	174,650
Stock option compensation expense (Unaudited)			43,425
Foreign currency
translation adjustments
(Unaudited)	-	-	-	11,958	-
Net loss for the period
ended September 30, 2008
(Unaudited)	-	-	-	-	(232,307)

Balance, September 30, 2008
(Unaudited)	$52,563,348	$52,563	$387,089	$(5,089)	$(1,112,922)

The accompanying notes are an integral part of these financial statements.

RAVEN BIOFUELS INTERNATIONAL CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS - OPERATING ACTIVITIES
Net (loss)	$(232,307)	$(202,997)
Options issued for services	43,425	-
Changes in operating assets and liabilities:
Increase (Decrease) in accounts payable	(3,691)	12,487
Increase in accounts payable – related parties	22,966	87,257
Increase in accrued liabilities – related parties	4,611	3,116
Net cash (used for) continuing operating activities	(164,996)	(100,137)
Net cash from discontinued operating activities	-	47,182
Net cash (used for) operating activities	(164,996)	(52,955)

CASH FLOWS - INVESTING ACTIVITIES	-	-

CASH FLOWS - FINANCING ACTIVITIES
Advances on notes payable and advances – related
parties	228,937	33,790
Payments on notes payable and advances – related
parties	(62,634)	-
Net cash from continuing financing activities	166,303	33,790
Net cash from discontinued financing activities	-	4,358
Net cash provided by financing activities	166,303	38,148

INCREASE (DECREASE) IN CASH DURING PERIOD	1,307	(14,807)
CASH AT BEGINNING OF PERIOD	93	14,807
CASH AT END OF PERIOD	$1,400	$-

CASH PAID DURING THE PERIOD FOR:
Interest	$-	$3,214
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

RAVEN BIOFUELS INTERNATIONAL CORPORATION
Notes to the Unaudited Financial Statements

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 - LICENSE AGREEMENT

On August 26, 2008, the Company entered into an assignment agreement whereby the Company accepted an assignment of an agreement between Tribune Capital Partners SA and Spectrum Energy Company Ltd. for the construction of bio-fuel plants in the Province of British Columbia, for the conversion of Mountain Pine Beetle softwood into ethanol for use as low-carbon transportation fuel and high value chemicals. Both parties are to make various contributions to the joint venture as described in the agreement, which includes pro-rata capital contributions, the provision of technology, management and operational expertise and supply of feed stock, among others.

On May 26, 2008, the Company entered into a letter of intent with Superior Biotechnologies Corporation pursuant to which the Company has negotiated a definitive agreement for the acquisition from Superior of certain contractual rights and intellectual property rights for the payment of $75,000. The consideration will also consist of the Company assuming liability for a loan of $875,000 that was provided from Tribune Capital Partners SA to Superior. Included in the $875,000 of assumed debt was $500,000 provided to Superior by Tribune for two equal payments of $250,000 paid to Pure Energy pursuant to the license agreement.

On June 10, 2008 the Company entered into the definitive asset purchase agreement with Superior for the above referenced asset acquisition. The Company closed the asset purchase and related agreements with Superior on August 26, 2008.

This fee is payable in three installments - $250,000 thirty days following the signing of the licensing, $750,000 within six months of signing the agreement, and $250,000 on the date either Pure Energy or the license holder commence production of ethanol at a Biorefinery (defined term in the Licensing Agreement) of any scale anywhere in the Territory (defined term in the Licensing Agreement) or in India using the Biorefinery Process (defined term in the Licensing Agreement). The $250,000 pursuant to the first installment of the technology license agreement had been paid, an additional $250,000 had been paid, which payment was made on account of the India construction agreement, but has been applied to the License Agreement. Given that the India agreement has not been proceeded with at this time, the final payment of $750,000 is not required to be paid and that the agreement provides that Pure Energy shall credit the license holder with any fees payable under the License Agreement. The Company has no further fee payment obligations pursuant to the License Agreement.

The license agreement has been included in Company’s assets at a value of $1,125,000. This is based on the assumption of the Tribune debt ($850,000), the Tribune payment to Superior of $75,000 and the additional paid in capital of $175,000 that was realized by the issuance of 350,000 shares at a deemed value of $.50 per share to a former employee of Superior in exchange for 400 Superior shares which were returned to Superior as part of the asset purchase agreement.

RAVEN BIOFUELS INTERNATIONAL CORPORATION
Notes to the Unaudited Financial Statements

NOTE 3 - DISCONTINUED OPERATIONS

On December 15, 2007 the Company informed Auto Photo Kiosk GmbH (APK), its 80% subsidiary, they had disposed of their investment in APK by relinquishing their shareholdings in APK. Summarized financial information for discontinued operations is shown below.

	For the Nine Months Ended
	September 30,
	2008	2007

REVENUES
Photo kiosks	$-	$324,668
Total Revenue	-	324,668
EXPENSES
Photo kiosk rent and leasing expense	-	191,489
Photo kiosk operating supplies and expenses	-	23,261
General and administrative	-	118,211
Interest and Depreciation expense	-	8,269
Total Expenses	-	341,230
LOSS FROM DISCONTINUED OPERATIONS
BEFORE MINORITY INTEREST	-	(16,562)
Minority interest	-	-
LOSS FROM DISCONTINUED OPERATIONS
BEFORE INCOME TAXES	-	(16,562)
Income tax expense	-	-
LOSS FROM DISCONTINUED OPERATIONS
NET OF TAXES	$-	$(16,562)

NOTE 4 - RELATED PARTY TRANSACTIONS

Related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Accounts Payable – Related Parties

As of September 30, 2008 and December 31, 2007, the Company owed Ian S. Grant and Company Ltd. $530,935 and $507,969, respectively, for consulting fees.

Notes Payable and Advances – Related Parties

RAVEN BIOFUELS INTERNATIONAL CORPORATION
Notes to the Unaudited Financial Statements

As of September 30, 2008 and December 31, 2007, the Company had borrowed $68,432 and $92,716, respectively, from the Company’s CEO and President, Ian S. Grant. The amounts bear an interest rate of 8%, are unsecured and due on demand. For the periods ended September 30, 2008 and December 31, 2007 accrued liabilities –related parties included accrued interest of $18,400 and $14,548, respectively for the amounts outstanding.

As of September 30, 2008 the Company had received cash advances of $186,650 from a shareholder. The Company has assumed debt owing to this shareholder of $950,000 based on terms of the license agreement (See Note 2). These advances and assumed debt are unsecured, non-interest bearing and have no specific repayment terms.

NOTE 5 - GOING CONCERN

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

NOTE 6 - COMPARATIVE FIGURES

Certain prior year comparative figures have been reclassified to conform to the current year presentation

NOTE 7 - INCOME TAXES

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

Corporate History

Our company was incorporated in the State of Nevada on December 11, 2003, under the name “Auto Photo Technologies Inc.”. Effective September 21, 2007, we completed a merger with our subsidiary, Raven Biofuels International Corporation, a Nevada corporation, that we incorporated solely for the purpose of the change of name. As a result, we changed our name from “Auto Photo Technologies Inc.” to “Raven Biofuels International Corporation”, to better reflect our anticipated business direction.

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

The address of our principal executive office is 61 South Paramus Road, Paramus, New Jersey, 07652. Our telephone number is 1-866-433-3356.

Our Current Business

During the period ended September 30, 2008 we ceased our previous operations which consisted of receiving sales commissions from a third party company. We earned a commission based on the revenues generated by an e-commerce business.

We had been investigating other opportunities in our efforts to maximize shareholder value. Management identified other opportunities in the alternative fuels sector.

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

On May 26, 2008, we entered into a letter of intent with Superior Biotechnologies Corporation pursuant to which we have negotiated a definitive agreement for the acquisition from Superior of certain contractual rights and intellectual property rights for the payment of $75,000. The consideration will also consist of our company assuming liability for a loan of $875,000 that was provided from Tribune Capital Partners SA to Superior. The proceeds from this loan were used by Superior to fund license payments and further development of the technology. The acquisition primarily consisted of the acquisition of a Technology License Agreement that Superior currently has from Pure Energy Corporation, and the acquisition of an agreement for the rights to construct a bio-fuel plant in India. The acquisition of the technology license will allow our company to deploy the two stage dilute acid hydrolysis as well as other rights and options with respect to Pure Energy. This technology will provide us with the technology required for the construction of bio-refineries for the production of ethanol and other high value chemicals.

On June 10, 2008 we entered into the definitive asset purchase agreement with Superior for the above referenced asset acquisition. We closed the asset purchase and related agreements with Superior on August 26, 2008.

The Licensing Agreement that we acquired provides our company with the right to commercially utilize Pure Energy’s technology in any of our facilities around the world with limited exceptions. A one-time licensing fee of $1,250,000 associated with this arrangement is payable to Pure Energy by the license holder.

This fee is payable in three installments - $250,000 thirty days following the signing of the licensing, $750,000 within six months of signing the agreement, and $250,000 on the date either Pure Energy or the license holder commence production of ethanol at a Biorefinery (defined term in the Licensing Agreement) of any scale anywhere in the Territory (defined term in the Licensing Agreement) or in India using the Biorefinery Process (defined term in the Licensing Agreement). The $250,000 pursuant to the first installment of the technology license agreement had been paid, an additional $250,000 had been paid, which payment was made on account of the India construction agreement, but has been applied to the License Agreement. Given that the India agreement has not been proceeded with at this time, the final payment of $250,000 is not required to be paid and that agreement provides that Pure Energy shall credit the license holder with any other frees payable under the License Agreement.

Results of Operations

Three month Summary ending September 30, 2008

		Three Months Ended
		September 30
		2008
Revenue	$	Nil
Operating Expenses		$108,321
Net Loss		$(108,321)

Expenses

Our operating expenses for the three month period ended September 30, 2008 are outlined in the table below:

Three Months Ended
September 30
2008
Consulting expense	$86,425
General and administrative	$20,518
Interest expense	$1,378

Nine month Summary ending September 30, 2008

Nine Months Ended
September 30
2008
Revenue	$22,833
Operating Expenses	$255,140
Net Loss	$(232,307)

Expenses

Our operating expenses for the nine month period ended September 30, 2008 are outlined in the table below:

Nine Months Ended
September 30
2008
Consulting expense	$168,179
General and administrative	$82,035
Interest expense	$4,926

Revenue

During the quarter ended September 30, 2008 we earned revenues from sales commissions of $22,833 compared to revenues from sales commissions of $16,999 during the same quarter in 2007.

Equity Compensation

During the period ended September 30, 2008, 1,800,000 stock options were awarded to three consultants for services rendered. On August 26, 2008, we entered into stock option agreements with our officer and director, John Sams, and Nicholas DeVito, and on September 1, 2008 we entered into a stock option agreement with Joe Titus. The stock option agreement with Mr. Sams provides for the grant of 750,000 options, the stock option agreement with Mr. DeVito provides for the grant of 650,000 options and the stock option agreement with Mr. Titus provides for the grant of 400,000 options. The options for Messrs. Sams and Devito are exercisable at a price of $0.50 per share and the options for Mr. Titus are exercisable at a price of $0.60 per share. All options vest in equal monthly installments over a twenty four month period from the date of grant.

Liquidity and Financial Condition

Working Capital
	At	At	Percentage
	September 30,	Dec. 31,	Increase/
	2008	2007	Decrease
Current Assets	$1,400	$93	1,405%
Current Liabilities	$1,804,759	$676,528	166%
Working Capital	$(1,803,359)	$(676,435)	166%

Cash Flows
		Nine Months Ended
		September 30,
		2008
Net Cash (Used for) Operating Activities		$(164,966)
Net Cash (Used by) Investing Activities	$	Nil
Net Cash (Used by) Provided by Financing Activities		$166,303
Increase (Decrease) in Cash During the Period		$1,307

The net increase that we incurred for the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007 was largely due an advance of $186,650 from a shareholder.

In the next twelve months we anticipate spending $350,000 on management consulting and $75,000 on general and administrative. Our cash on hand at September 30, 2008 was $1,400. We plan to raise additional capital required to meet immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $500,000 over the next 12 months to pay for our ongoing operating expenses. These expenses include audit, legal and office expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Cash Requirements

As a result of our recent acquisition from Superior Biotechnologies, we anticipate that we will expend approximately $925,000 during the twelve-month period ending September 30, 2009 to fund, service and develop our alternative energy business and for working capital. These expenditures are broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending September 30, 2009

Operating Expenses
Management and Consulting	$350,000
Research and Development	500,000
General and Administrative	75,000
Total Operating Expenses	$925,000

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

As of September 30, 2008, the end of the nine month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer (our president), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal accounting and financial officer (our president) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have generated limited revenues since our inception on December 11, 2003. We are still in the early stages of developing our company. We will, in all likelihood, continue to incur operating expenses without significant revenues until we have found a suitable business or have completed a merger or acquisition. We estimate our average monthly operating expenses for the twelve-month period ending September 30, 2009, to be approximately $35,000 each month. At this rate we will not be able to maintain our operations at their present level without generating additional revenues from our operations or incurring any non-operational expenses. We cannot assure that we will be able to generate enough interest in our automated photo services. If we cannot attract a significant number of customers, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on our audited financial statements for our year ended December 31, 2007.

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

We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. As of September 30, 2008 we have an accumulated deficit of $1,112,922.

We have accrued significant amounts of management fees that are payable on demand to our former director and officer, Ian S. Grant. If a demand for payment was made we would be unable to satisfy any required payment.

As at September 30, 2008 we have accrued management fees of $530,935 that are due and owing to Ian Grant, our former director and officer. These fees have no fixed payment terms and are due on demand. As at September 30, 2008 we had $1,400 in cash on hand and to date we have not generated any material revenues from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We cannot anticipate when we will be able to generate significant revenues from sales, or when or if we will be able to raise additional funds. As a result, if Mr. Grant made a demand for payment of the accrued fees that are due and owing to him, we would be unable to make any payments in satisfaction of the accrued fees. If a demand for payment of the accrued fees is made we will not be able to maintain our operations and our business will fail.

Because our and principal shareholder controls a majority of our common stock, investors will have little or no control over our management or other matters requiring shareholder approval.

Our affiliates, in the aggregate, beneficially own 56.18% of issued and outstanding shares of our common stock. As a result, they have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control our company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Risks Related to Our Shares of Common Stock

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because a significant portion of our operations has been and will be financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, may have a material adverse effect on the market price of our common stock.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our board of directors may choose to issue additional shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

Trading of our stock may be restricted by the SEC’s penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock currently trades on a limited basis on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in the stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 7, 2008, we approved the issuance of 350,000 shares of common stock to Nicholas DeVito, in exchange for 400 shares of Superior Biotechnologies Corporation held by Mr. DeVito. The common stock was issued to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and/or upon Rule 506 of Regulation D of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On June13, 2008, Ian Grant resigned as a director and officer of our company.

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

10.6	Memorandum of Terms between our company and Blackhawk Investments Ltd., dated June 28, 2008 (incorporated by reference from our Form 8-K filed on July 3, 2008).

10.7	Memorandum of Terms between our company and Clean Energy Holding Corp, dated July 3, 2008 (incorporated by reference from our Form 8-K filed on July 3, 2008).

10.8	Stock Option Agreement dated August 26, 2008, between our company and John Sams (incorporated by reference from our Form 8-K filed on August 29, 2008).

10.9	Stock Option Agreement dated August 26, 2008, between our company and Nicholas DeVito (incorporated by reference from our Form 8-K filed on August 29, 2008).

Exhibit
Number	Description

10.10	Share Purchase Agreement dated June 10, 2008, between our company and Nicholas DeVito (incorporated by reference from our Form 8-K filed on August 29, 2008).

10.11

Consent to Assignment dated June 10, 2008, between our company, Tribune Capital Partners, S.A. and Superior Biotechnologies Corporation (incorporated by reference from our Form 8-K filed on August 29, 2008).

10.12

Mutual Release and Waiver of Claims dated June 10, 2008, between our company, Tribune Capital Partners, S.A. and Superior Biotechnologies Corporation (incorporated by reference from our Form 8-K filed on August 29, 2008).

10.13

Bill of Sale, Assignment and Assumption Agreement dated June 10, 2008, between our company and Superior Biotechnologies Corporation (incorporated by reference from our Form 8-K filed on August 29, 2008).

10.14	Asset Purchase Agreement dated June 10, 2008, between our company and Superior Biotechnologies Corporation (incorporated by reference from our Form 8-K filed on August 29, 2008).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from an Annual Report on Form 10- KSB filed on July 5, 2007).

(31)	Rule 13a-14(d)/15d-14(d) Certification

31.1*	Section 302 Certification.

(32)	Section 1350 Certification

32.1*	Section 906 Certification.

*file herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN BIOFUELS INTERNATIONAL CORPORATION
(Registrant)

Dated: November 19, 2008	/s/ John Sams
John Sams
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)