Form 10-K
period 2008-12-31
RAVEN BIOFUELS INTERNATIONAL CORP
filed 2009-04-15
CIK 1372507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [        ] to [        ]

Commission file number 000-52475

RAVEN BIOFUELS INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

61 South Paramus Road, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	1-866-433-3356

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [   ]    No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on April 8, 2009 was $2,502,500 based on a $0.11 closing price for the Common Stock on April 8, 2009. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 52,563,348 as of April 8, 2009

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.      Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us”, “our”, “our company” and “Raven Biofuels” mean our company, Raven Biofuels International Corporation, unless otherwise indicated.

General Overview

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

The address of our principal executive office is 61 South Paramus Road, Paramus, New Jersey, 07652. Our telephone number is 1-866-433-3356.

Our Current Business

During our quarter ended September 30, 2008 we ceased our previous operations which consisted of receiving sales commissions from a third party company. We earned a commission based on the revenues generated by an e-commerce business.

Raven Biofuels International Corporation (also known as ―Raven‖ or the ―Company‖) is a renewable fuels company currently trading on the OTB:BB under the symbol RVBF. We plan to develop a global renewable energy business whose principal focus is the manufacturing, production and wholesale distribution of high quality fuel-grade cellulosic based ethanol and green derivative chemicals. Raven has acquired a worldwide technology license to a proprietary acid hydrolysis process that converts agriculture cellulosic waste into ethanol. The Company will utilize trade secrets, several patents, proprietary technologies, and processes that will enable it to become a competitive low-cost producer of renewable fuel products.

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

On May 26, 2008, we entered into a letter of intent with Superior Biotechnologies Corporation pursuant to which we have negotiated a definitive agreement for the acquisition from Superior of certain contractual rights and intellectual property rights for the payment of $75,000 and the return of 400 shares of Superior that we had received from Nicholas DeVito, a shareholder of Superior. The consideration will also consist of our company assuming liability for a loan of $875,000 that was provided from Tribune Capital Partners SA to Superior. The proceeds from this loan were used by Superior to fund license payments and further development of the technology. The acquisition primarily consisted of the acquisition of a Technology License Agreement that Superior currently has from Pure Energy Corporation, and the acquisition of an agreement for the rights to construct a bio-fuel plant in India. The acquisition of the technology license will allow our company to deploy the two stage dilute acid hydrolysis as well as other rights and options with respect to Pure Energy. This technology will provide us with the technology required for the construction of bio-refineries for the production of ethanol and other high value chemicals.

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

In October of 2008, we signed a Memorandum of Understanding with the Kamloops Indian Band in British Columbia to explore the development and building of a cellulosic ethanol biorefinery in Kamloops British Columbia. .The initial phase will be a feasibility study including location specific engineering and permitting. An initial investment by the Kamloops Indian Band and our company will fund this phase.

On November 12, 2008, we signed a Memorandum of Understanding with Price Biostock to develop an ethanol biorefinery located in the Gulf Opportunity Zone (GO Zone) of Mississippi. Price is a long term supplier of biomass feedstock.

On November 19, 2008, we signed a Memorandum of Understanding with Larson Engineering to begin engineering for the proposed Mississippi biorefinery. Larson will lead the fundamental process design engineering that will be utilized for all of our biorefinery facilities and perform the site specific design details for the Mississippi biorefinery. Larson has been involved with 50+ ethanol and biorefinery facilities throughout the U.S.

On February 5, 2009, we entered into a term sheet with I2BF, a UK based investment firm for a $5,000,000 equity investment in the company. The investment is contingent on another $7,000,000 being committed from other investors.

We are a company engaged in the development and production of alternative based fuels. We have not yet commenced construction on our proposed biofuel plants.

Projects Currently under Development

Key projects for new biorefineries being developed but not yet definitive are:

British Columbia

A site has been identified within the Kamloops Indian Band territory on the Thompson River. This site is in close proximity to feedstock from the pine beetle infested area in the northern sector of the province. This wood is unusable for other applications and provides a readily available, low cost feedstock for the facility.

Ackerman, Mississippi

The site is located north of Jackson, Mississippi in Choctaw County. This will be in close proximity to extensive feedstock reserves that are available throughout Mississippi.

The plant will initially consume approximately 500 dry metric tons per day (500TPD) of hardwood and softwood chips. We expect the initial capacity of the plant will be 7,000,000 gallons per year of ethanol (7MGPY) and 4,000,000 gallons per year (4MGPY) of high value furfural chemicals. Multiple future expansions in capacity are planned for this site with total capacity up to 33,000,000 gallons per year (33MGPY) of ethanol and furfural products. Feedstock for this facility will be provided by Price Biostock under a supply contract.

Project Engineering and Timelines

We have selected and contracted an engineering firm to perform the fundamental process design activities that will be common to both plant locations. Each plant will require unique, local civil, structural and environmental permitting and engineering activities, and we have selected engineering firms for this work in British Columbia and Mississippi

Once funding is in place and process design work is started, we expect that it will take approximately six months to receive environmental permits to begin groundbreaking. Plant completion is planned for 18 months after groundbreaking.

Geographical Focus

We intend to focus on locations for ethanol facilities that are both close to end-user refineries and sources of feedstock in order to further minimize production and delivery costs. Traditional corn ethanol producers must be located near their source of corn and hence are found predominately in the U.S. Midwest, far away from refineries. Ethanol is transported long distances by these producers via rail and trucks to markets on the U.S. East, West and Gulf coasts for use by refinery gasoline blenders located in these areas. By using biomass feedstock rather than corn, we are able to develop our ethanol facilities in much closer proximately to these refiners, significantly reducing transportation costs and time of delivery of the end-product. South America, Europe and Asia could be addressed initially through joint ventures or strategic relationships.

Major Customers

Since we are not yet operational, we have no customers. Once we complete the construction of our facilities and commence producing biofuels, we anticipate that our major customers will be the principal fuel distributors in the United States and Canada.

Competition

The alternative energy industry is widespread and highly competitive. Numerous entities in the United States and around the world compete with our efforts to produce, process and distribute energy from renewable resources, including ethanol and biodiesel. We face, and expect to continue to face, competition from entities to the extent that they develop products similar or identical to ours. We also face, and expect to continue to face, competition from entities that provide alternative energy solutions from renewable resources other than bio-fuels, such as solar, hydro and wind energy producers.

Because many of our competitors have substantially greater capital resources and more experience in research and development, manufacturing and marketing than we do, we may not succeed in developing our proposed products and bringing them to market in a cost-effective and timely manner.

We are a development stage company that plans to engage exclusively in the production, processing and distribution of biodiesel. To date, we have not yet completed the construction of our biofuels production facilities. Consequently, we may have difficulty competing with larger, more established biofuel producing companies. These companies have much greater financial, technical, research, marketing, sales, distribution, service and other resources than us. Moreover, they may offer broader product lines, services and have greater name recognition than we do, and may offer discounts as a competitive tactic.

The technologies for producing and processing biofuels and approaches for commercializing those technologies are evolving. Technological developments may result in our products and/or processes becoming obsolete before we commence production. If we are unable to commence production and processing of our products before our competitors, we will be adversely affected. Moreover, any products and technologies that we may develop may be made obsolete by less expensive products or technologies that may be developed from our competitors in the future.

Environmental Matters

Production of alternative fuels is subject to various federal and state environmental protection and occupational health and safety laws and regulations, not limited to, but including the Environmental Protection Agency Clean Air Act and Clean Water Act. Upon commencing production of biofuels, we will be required to comply with these regulation and incur costs (as part of our normal operating expenses) to be in compliance with these regulations.

Subsidiaries

We do not have any subsidiaries.

Research and Development Expenditures

We have incurred $Nil in research and development expenditures over the last fiscal year.

Employees

Currently, we do not have any employees. We expect to employee 5 - 10 people over the next 12 month period.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

Item 1A.   Risk Factors

GENERAL STATEMENT ABOUT RISKS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this annual report in evaluating our company and our business before purchasing shares of our company's common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

Risks Relating to Our Business:

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

We anticipate that our cash on hand will not be sufficient to satisfy our cash requirements for the balance of the year ended December 31, 2009. In addition, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. As of December 31, 2008 we have an accumulated deficit of $(1,275,332).

We have accrued significant amounts of management fees that are payable on demand to our former director and officer, Ian S. Grant. If a demand for payment was made we would be unable to satisfy any required payment.

As at December 31, 2008 we have accrued management fees of $548,935 that are due and owing to Ian Grant, our former director and officer. These fees have no fixed payment terms and are due on demand. As at December 31, 2008 we had $1,875 in cash on hand and to date we have not generated any material revenues from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We cannot anticipate when we will be able to generate significant revenues from sales, or when or if we will be able to raise additional funds. As a result, if Mr. Grant made a demand for payment of the accrued fees that are due and owing to him, we would be unable to make any payments in satisfaction of the accrued fees. If a demand for payment of the accrued fees is made we will not be able to maintain our operations and our business will fail.

Because our and principal shareholder controls a majority of our common stock, investors will have little or no control over our management or other matters requiring shareholder approval.

Our affiliates, in the aggregate, beneficially own 56.72% of issued and outstanding shares of our common stock. As a result, they have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control our company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

Other Risks

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 1B.   Unresolved Staff Comments

None.

Item 2.      Properties

Executive Offices

Our executive office is located at 61 South Paramus Road, Paramus, New Jersey 07652. We rent approximately 4,000 square feet at a cost of $Nil per month. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future. When and if we require additional space, we intend to move at that time.

Item 3.      Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.      Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol “RVBF.” The following quotations, obtained from Yahoo Finance, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2008	$0.55	$0.18
September 30, 2008	$0.84	$0.30
June 30, 2008	$1.48	$0.80
March 31, 2008	$1.16	$0.97
December 31, 2007	$1.40	$1.00
September 30, 2007	No trades(2)	No trades(2)
June 30, 2007	No trades(2)	No trades(2)
March 31, 2007	No trades(2)	No trades(2)
December 31, 2006	No trades(2)	No trades(2)

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2) Our common shares didn’t trade until November 29, 2007.

Our shares are issued in registered form. Island Stock Transfer Inc., 100 Second Avenue South, Suite 104N, St. Petersburg, Florida 33701 is the registrar and transfer agent for our common shares.

On April 8, 2009, the shareholders' list showed 27 registered shareholders and 52,563,348common shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

On August 26, 2008, we entered into stock option agreements with our officer and director, John Sams, and Nicholas DeVito. The stock option agreement with Mr. Sams provides for the grant of 750,000 options and the stock option agreement with Mr. DeVito provides for the grant of 650,000 options. The options are exercisable at a price of $0.50 per share and vest in equal monthly installments over a twenty four month period.

On September 1, 2008, we entered into stock option agreements with Joseph Titus. The stock option agreement with Mr. Titus provides for the grant of 400,000 options. The options are exercisable at a price of $0.50 per share and vest in equal monthly installments over a twenty four month period.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed below, we did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2008 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2008.

On August 26, 2008, we entered into stock option agreements with our officer and director, John Sams, and Nicholas DeVito. The stock option agreement with Mr. Sams provides for the grant of 750,000 options and the stock option agreement with Mr. DeVito provides for the grant of 650,000 options. The options are exercisable at a price of $0.50 per share and vest in equal monthly installments over a twenty four month period.

On September 1, 2008, we entered into stock option agreements with Joseph Titus. The stock option agreement with Mr. Titus provides for the grant of 400,000 options. The options are exercisable at a price of $0.50 per share and vest in equal monthly installments over a twenty four month period.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2008.

Item 6.      Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a renewable fuels company currently trading on the OTB:BB under the symbol RVBF. We plan to develop a global renewable energy business whose principal focus is the manufacturing, production and wholesale distribution of high quality fuel-grade cellulosic based ethanol and green derivative chemicals. We have acquired a worldwide technology license to a proprietary acid hydrolysis process that converts agriculture cellulosic waste into ethanol. We intend to utilize trade secrets, several patents, proprietary technologies, and processes that will enable us to become a competitive low-cost producer of renewable fuel products.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Personnel Plan

We expect to employee 5 – 10 people over the next 12 month period, and may enter into employment or consulting agreements with our officers or directors. We do and will continue to outsource contract employment as needed.

Results of Operations

For the Year Ending December 31, 2008 and 2007

	Year Ended
	December 31
	2008	2007
Revenue	$22,833	$23,227
Operating Expenses	$417,550	$228,903
Net Income (Loss)	$(394,717)	$117,715

Expenses

Our operating expenses for our years ended December 31, 2008 and 2007 are outlined in the table below:

	Year Ended
	December 31
	2008		2007
Consulting expense	$279,679		$132,996
General and administrative	$92,609		$89,960
Interest expense	$5,810		$5,947
Depreciation and amortization	$39,452	$	Nil

Operating expenses for year ended December 31, 2008, increased by 82.41% as compared to the comparative period in 2007 primarily as a result of an increase in consulting fees and depreciation and amortization.

Revenue

During our year ended December 31, 2008 we earned revenues from sales commissions of $22,833 compared to revenues from sales commissions of $23,227 during the year ended December 31, 2007.

During our quarter ended September 30, 2008 we ceased our previous operations which consisted of receiving sales commissions from a third party company. Previously, we earned a commission based on the revenues generated by an e-commerce business.

Due to our company ceasing our previous operations and our management’s decision to enter into the alternative fuel industry, we do not anticipate earning revenues in the foreseeable future.

Equity Compensation

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

On August 26, 2008, we entered into stock option agreements with our officer and director, John Sams, and Nicholas DeVito. The stock option agreement with Mr. Sams provides for the grant of 750,000 options and the stock option agreement with Mr. DeVito provides for the grant of 650,000 options. The options are exercisable at a price of $0.50 per share and vest in equal monthly installments over a twenty four month period.

On September 1, 2008, we entered into stock option agreements with Joseph Titus. The stock option agreement with Mr. Titus provides for the grant of 400,000 options. The options are exercisable at a price of $0.50 per share and vest in equal monthly installments over a twenty four month period.

Liquidity and Financial Condition

Working Capital

	At	At
	December	December
	31,	31,	Increase/
	2008	2007	Decrease
Current Assets	$1,875	$93	$1,782
Current Liabilities	$1,805,022	$676,528	$1,128,494
Working Capital (deficit)	$(1,803,147)	$(676,435)	$(1,126,712)

Cash Flows

		Year Ended		Year Ended
		December 31,		December 31,
		2008		2007
Net Cash Used in Operating Activities		$164,758		$72,485
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$166,540		$57,774
Increase in Cash During the Period		$1,782		$(14,711)

The net increase in cash that we incurred for the year ended December 31, 2008 compared with the year ended December 31, 2007 was largely due an advance from a shareholder.

In the next twelve months we anticipate spending $350,000 on management consulting and $75,000 on general and administrative. Our cash on hand at December 31, 2008 was $1,875. We plan to raise additional capital required to meet immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

On February 5, 2009, we entered into a term sheet with I2BF, a UK based investment firm for a $5,000,000 equity investment in the company. The investment is contingent on another $7,000,000 being committed from other investors.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $1,500,000 over the next 12 months to pay for our ongoing operating expenses. These expenses include audit, legal and office expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

Other than as described below, we presently do not have any arrangements for additional financing for the expansion of our exploration operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

On February 5, 2009, we entered into a term sheet with I2BF, a UK based investment firm for a $5,000,000 equity investment in the company. The investment is contingent on another $7,000,000 being committed from other investors.

Cash Requirements

We anticipate that we will expend approximately $1,500,000 during the twelve-month period ending December 31, 2009 to fund, service and develop our alternative energy business and for working capital. These expenditures are broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending December 31, 2009

Operating Expenses
Management, Staffing and Consulting	$950,000
Research and Development	150,000
General and Administrative	400,000
Total Operating Expenses	$1,500,000

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended December 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Accounting Method and Presentation

The Company’s financial statements are prepared using the accrual method of accounting. All amounts are presented in U.S. dollars.

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. The Company has no changes in the computation of diluted earnings per share amounts as presented because options granted would have been anti-dilutive due to the Company’s net reported loss.

Revenue Recognition

In 2008 and 2007, the Company earned a commission based on the revenues generated by an e-commerce business. This revenue is recognized on an accrual basis when the third party reports e-commerce revenues. As of July 1, 2008, the Company no longer earned commission revenue.

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

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

The provision (benefit) for income taxes for the year ended December 31, 2008 and 2007 consist of the following:

	2008	2007
Federal:
Current	$-	$-
Deferred	-	-
State:
Current	$-	$-
Deferred	-	-
	$-	$-

Net deferred tax assets consist of the following components as of December 31, 2008 and 2007:

	2008	2007
Deferred tax assets
NOL Carryover	$275,415	$171,400
Accrued Interest	6,670	5,700

Deferred tax liabilities
Depreciation	(13,875)	(1,700)
Valuation allowance	(268,210)	(175,400)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate to pre-tax income from continuing operations for the years ended December 31, 2008 and 2007 due to the following:

	2008	2007
Book income (loss)	$(153,940)	$45,908
Timing differences	1,000	366
Depreciation	(13,860)	-
Meals and entertainment	-	285
Consulting and automobile – related party	62,760	54,208
NOL Utilization	-	(100,767)
Valuation Allowance	104,040	-
Income tax expense	$-	$-

At December 31, 2008, the Company had net operating loss carry-forwards of approximately $550,000 that may be offset against future taxable income from the year 2009 through 2028. No tax benefit has been reported in the December 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

Fixed Assets

Fixed assets are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the useful lives.

Intellectual Property

The Company’s Intellectual Property is based on the Licensing Agreement the Company acquired in August, 2008. The asset is amortized over its useful life of 10 years on a straight line basis.

Foreign Currency Translation

Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at the period exchange rate. Non-Monetary assets are translated at the historical exchange rate and all revenue and expenses are translated at the exchange rates prevailing during the period. Foreign exchange currency translation adjustments are included in the stockholders’ equity section.

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

Recent Accounting Pronouncements

SFAS No. 141 (revised 2007), Business Combinations: This Statement fundamentally alters the manner in which the buyer recognizes and measures the assets acquired and liabilities assumed in the business combination and the goodwill related to the business combination. In particular, the fair value principles in this revised Statement are a major change from Statement No. 141’s cost allocation process. The Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008

SFAS No. 157, Fair Value Measurements: This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. However, the application of this Statement may change how fair value is determined. The Statement also expands the required disclosures about fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis is deferred to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements: This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. The Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities: This Statement requires enhanced disclosures about derivative instruments and hedging activities. The Statement is effective for financial statements issued for any reporting period that begins after November 15, 2008, regardless of whether that reporting period is the first interim period in the entity’s fiscal year.

SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60: This Statement clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts, including recognition and measurement of premium revenue and claim liabilities. The Statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period (including interim periods) beginning after May 23, 2008.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.      Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Raven Biofuels International Corporation
Paramus, New Jersey

We have audited the accompanying balance sheets of Raven Biofuels International Corporation as of December 31, 2008 and 2007, and the related statements of operations, stockholders equity (deficit) and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raven Biofuels International Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment about the effectiveness of Raven Biofuels International Corporation’s internal control over financial reporting as of December 31, 2008 and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has a working capital deficit as well as a deficit in stockholders equity. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
April 14, 2009

F-21

RAVEN BIOFUELS INTERNATIONAL CORPORATION
Balance Sheets

	December 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$1,875	$93

Total Current Assets	1,875	93

Intellectual Property (Note 3)	1,125,000	-
Less accumulated amortization	(39,452)	-
Net Value of Intellectual Property	1,085,548	-
TOTAL ASSETS	$1,087,423	$93

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$17,991	$35,555
Accounts payable – related parties (Note 7)	548,935	507,969
Accrued liabilities – related parties (Note 7)	17,288	14,548
Income taxes payable	750	750
Advances payable	24,990	24,990
Notes payable and advances – related parties (Note 7)	1,195,068	92,716
Total Current Liabilities	1,805,022	676,528
TOTAL LIABILITIES	1,805,022	676,528

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 8,800,000,000
shares authorized, 52,563,348 and 52,213,348 shares issued and
outstanding, respectively	52,563	52,213
Additional paid-in capital	504,589	169,014
Other comprehensive income (loss)
Foreign currency translation adjustments	581	(17,047)
Accumulated deficit	(1,275,332)	(880,615)

Total Stockholders’ Equity (Deficit)	$(717,599)	$(676,435)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$1,087,423	$93

The accompanying notes are an integral part of these financial statements.

RAVEN BIOFUELS INTERNATIONAL CORPORATION
Statements of Operations and Other Comprehensive Loss

	For the Years Ended
	December 31,
	2008	2007

REVENUES
Sales commission	$22,833	$23,227
Total Revenue	22,833	23,227
EXPENSES
Consulting expense	279,679	132,996
General and administrative	92,609	89,960
Interest expense	5,810	5,947
Depreciation and amortization	39,452	-
Total Expenses	417,550	228,903
(LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(394,717)	(205,676)
Income tax expense	-	-
(LOSS) FROM CONTINUING OPERATIONS	(394,717)	(205,676)
(Loss) from discontinued operations before disposal,
net of income taxes (Note 2)	-	(76,877)
Gain on disposal of discontinued operations,
net of income taxes (Note 2)	-	400,268
NET (LOSS)	(394,717)	117,715

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	17,628	5,638
Total Other Comprehensive Income (Loss)	17,628	5,638
TOTAL COMPREHENSIVE INCOME (LOSS)	$(377,089)	$123,353

BASIC INCOME (LOSS) PER SHARE
Income (Loss) from continuing operations	$(0.01)	$(0.01)
Income (Loss) from discontinued operations	(0.00)	0.01
Total Income (Loss) per Share	$(0.01)	$(0.00)

BASIC AND FULLY DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	52,384,992	52,213,348

The accompanying notes are an integral part of these financial statements.

RAVEN BIOFUELS INTERNATIONAL CORPORATION
Statements of Stockholders’ Equity (Deficit)

			Additional	Other
	Common Stock		Paid in	Comprehensive
			Capital	Income	Accumulated
	Shares	Amount		(Loss)	Deficit

Balance,
December 31, 2006	52,213,348	$52,213	$169,014	$(22,685)	$(998,330)
Foreign currency
translation adjustments	-	-	-	5,638	-
Net income for the year
ended December 31,
2007	-	-	-	-	117,715

Balance,
December 31, 2007	52,213,348	52,213	169,014	(17,047)	(880,615)

Stock issued for License Agreement	350,000	350	174,650	-	-
Stock option compensation expense			160,925	-	-

Foreign currency
translation adjustments	-	-	-	17,628	-

Net loss for the period
ended December 31, 2008	-	-	-	-	(394,717)

Balance, December 31, 2008	52,563,348	$52,563	$504,589	$581	$(1,275,332)

The accompanying notes are an integral part of these financial statements.

RAVEN BIOFUELS INTERNATIONAL CORPORATION
Statements of Cash Flows

	For the Years Ended
	December 31,
	2008	2007
CASH FLOWS - OPERATING ACTIVITIES
Net Income (Loss)	$(394,717)	$117,715
(Gain) on disposal of discontinued operations	-	(400,268)
Options issued for services	160,925	-
Depreciation and Amortization	39,452	-
Changes in operating assets and liabilities:
Increase (Decrease) in accounts payable	(17,194)	17,682
Increase in accounts payable – related parties	40,966	115,769
Increase in accrued liabilities – related parties	5,810	4,284
Net cash (used for) continuing operating activities	(164,758)	(144,818)
Net cash from discontinued operating activities	-	72,333
Net cash (used for) operating activities	(164,758)	(72,485)

CASH FLOWS - INVESTING ACTIVITIES	-	-

CASH FLOWS - FINANCING ACTIVITIES
Advances on notes payable and advances – related
parties	219,730	57,774
Payments on notes payable and advances – related
parties	(53,190)	-
Net cash from continuing financing activities	166,540	57,774
Net cash from discontinued financing activities	-	-
Net cash provided by financing activities	166,540	57,774

INCREASE (DECREASE) IN CASH DURING PERIOD	1,782	(14,711)
CASH AT BEGINNING OF PERIOD	93	14,804
CASH AT END OF PERIOD	$1,875	$93

CASH PAID DURING THE PERIOD FOR:
Interest	$-	$1,959
Income taxes	$-	$-

DISCLOSURE OF NON-CASH INVESTNG AND FINANCNG ACTIVITIES
Common stock issued for intellectual property	$175,000	$-
Liability assumed for intellectual property	$950,000	$-

The accompanying notes are an integral part of these financial statements.

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

The Company’s authorized share capital is now 8,800,000,000 common shares of which 52,563,348 have been issued and are outstanding.

NOTE 2 - DISCONTINUED OPERATIONS

On December 15, 2007 the Company informed APK, its 80% subsidiary that they are disposing of their investment in APK by relinquishing their shareholdings in Auto Photo Kiosk GmbH. The proceeds for this transaction were nil. The Company has realized an after tax gain on this transaction of $400,268. Summarized financial information for discontinued operations is shown below.

December 31		2008	2007

ASSETS
Current assets		$-	$-
Fixed assets		-	-
TOTAL ASSETS - DISCONTINUED OPERATIONS		$-	$-

LIABILITIES
Current liabilities		$-	$-
TOTAL LIABILITIES - DISCONTINUED OPERATIONS	$		$-

NOTE 2 - DISCONTINUED OPERATIONS (continued)

December 31	2008	2007
REVENUES
Photo kiosks	$-	$409,856
Total Revenue	-	409,856
EXPENSES
Photo kiosk rent and leasing expense	-	247,265
Photo kiosk operating supplies and expenses	-	29,614
General and administrative	-	192,732
Interest expense	-	3,751
Depreciation expense	-	13,371
Total Expenses	-	486,733
LOSS FROM DISCONTINUED OPERATIONS
BEFORE MINORITY INTEREST	-	(76,877
Minority interest		-
LOSS FROM DISCONTINUED OPERATIONS
BEFORE INCOME TAXES	-	(76,877
Income tax expense		-
LOSS FROM DISCONTINUED OPERATIONS
BEFORE DISPOSAL, NET OF TAXES	-	(76,877
Gain on disposal, net of nil income taxes		400,268
INCOME (LOSS) FROM DISCONTINUED	-
OPERATIONS, NET OF TAXES	$-	$323,391

NOTE 3 - LICENSE AGREEMENT

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

On May 26, 2008, the Company entered into a letter of intent with Superior Biotechnologies Corporation pursuant to which the Company has negotiated a definitive agreement for the acquisition from Superior of certain contractual rights and intellectual property rights for the payment of $75,000. The consideration will also consist of the Company assuming liability for a loan of $875,000 that was provided from Tribune Capital Partners SA to Superior. Included in the $875,000 of assumed debt was $500,000 provided to Superior by Tribune for two equal payments of $250,000 paid to Pure Energy pursuant to the license agreement. The total liability assumed by the Company form the License Agreement is $950,000 (see Note 7).

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

The License Agreement will be amortized over its useful life of 10 years on a straight line basis. For 2008, The Company recognized $39,452 of amortization expense based on a pro-rated from August 26, 2008 of annual amortization expense of $112,500.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method and Presentation

The Company’s financial statements are prepared using the accrual method of accounting. All amounts are presented in U.S. dollars.

b. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. The Company has no changes in the computation of diluted earnings per share amounts as presented because options granted would have been anti-dilutive due to the Company’s net reported loss.

c. Revenue Recognition

In 2008 and 2007, the Company earned a commission based on the revenues generated by an e-commerce business. This revenue is recognized on an accrual basis when the third party reports e-commerce revenues. As of July 1, 2008, the Company no longer earned commission revenue.

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

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

The provision (benefit) for income taxes for the year ended December 31, 2008 and 2007 consist of the following:

	2008	2007
Federal:
Current	$-	$-
Deferred	-	-
State:
Current	$-	$-
Deferred	-	-
	$-	$-

Net deferred tax assets consist of the following components as of December 31, 2008 and 2007:

	2008	2007
Deferred tax assets
NOL Carryover	$275,415	$171,400
Accrued Interest	6,670	5,700
Deferred tax liabilities
Depreciation	(13,875)	(1,700)
Valuation allowance	(268,210)	(175,400)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate to pre-tax income from continuing operations for the years ended December 31, 2008 and 2007 due to the following:

	2008	2007
Book income (loss)	$(153,940)	$45,908
Timing differences	1,000	366
Depreciation	(13,860)	-
Meals and entertainment	-	285
Consulting and automobile – related party	62,760	54,208
NOL Utilization	-	(100,767)
Valuation Allowance	104,040	-
Income tax expense	$-	$-

At December 31, 2008, the Company had net operating loss carry-forwards of approximately $550,000 that may be offset against future taxable income from the year 2009 through 2028. No tax benefit has been reported in the December 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

h. Recent Accounting Pronouncements

During the year ended December 31, 2008, the Company adopted the following accounting pronouncements:

SFAS No. 141 (revised 2007), Business Combinations: This Statement fundamentally alters the manner in which the buyer recognizes and measures the assets acquired and liabilities assumed in the business combination and the goodwill related to the business combination. In particular, the fair value principles in this revised Statement are a major change from Statement No. 141’s cost allocation process. The Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008

SFAS No. 157, Fair Value Measurements: This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. However, the application of this Statement may change how fair value is determined. The Statement also expands the required disclosures about fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis is deferred to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements: This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. The Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities: This Statement requires enhanced disclosures about derivative instruments and hedging activities. The Statement is effective for financial statements issued for any reporting period that begins after November 15, 2008, regardless of whether that reporting period is the first interim period in the entity’s fiscal year.

SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60: This Statement clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts, including recognition and measurement of premium revenue and claim liabilities. The Statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period (including interim periods) beginning after May 23, 2008.

i. Fixed Assets

Fixed assets are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the useful lives.

j. Intellectual Property

The Company’s Intellectual Property is based on the Licensing Agreement the Company acquired in August, 2008. The asset is amortized over its useful life of 10 years on a straight line basis.

k. Foreign Currency Translation

Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at the period exchange rate. Non-Monetary assets are translated at the historical exchange rate and all revenue and expenses are translated at the exchange rates prevailing during the period. Foreign exchange currency translation adjustments are included in the stockholders’ equity section.

l. Stock Options

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

m. Long – Lived Assets

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

NOTE 5 - COMMON STOCK TRANSACTIONS

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

The company’s authorized share capital is now 8,800,000,000 common shares of which 52,563,348 is issued and outstanding.

NOTE 6 - ADVANCES PAYABLE

During 2004, the Company was advanced $24,990 by an unrelated company, this advance is non interest bearing and has no set repayment terms.

NOTE 7 - RELATED PARTY TRANSACTIONS

Related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Accounts Payable – Related Parties

As of December 31, 2008 and 2007, the Company owed Ian S. Grant and Company Ltd. $548,935 and $507,969, respectively, for consulting fees.

Notes Payable and Advances – Related Parties

As of December 31, 2008 and 2007, the Company had borrowed $61,248 and $92,716, respectively, from the Company’s CEO and President, Ian S. Grant. The amounts bear an interest rate of 8%, are unsecured and due on demand. For the years ended December 31, 2007 and 2006 accrued liabilities – related parties included accrued interest of $17,288 and $14,548, respectively for the amounts monies.

As of December 31, 2008 the Company had received cash advances of $183,820 from a shareholder. The Company has assumed debt owing to this shareholder of $950,000 based on terms of the license agreement (See Note 3). These advances and assumed debt are unsecured, non-interest bearing and have no specific repayment terms

NOTE 8 - COMMITMENTS

From January 2008 until June 30, 2008, the Company continued to honor a consulting agreement with I. S. Grant and Company Ltd. (a related party) initiated by the predecessor company, Spectre Industries, Inc. Under the terms of that agreement, on a month to month basis I. S. Grant and Company Ltd. provides on-site management and marketing services to the Company for $11,083 per month plus a $500 car allowance. In July, 2008, Mr. Grant resigned as president and director of the company. Mr. Grant agreed to reduce the fee for monthly services to $6,000 per month and eliminate the car allowance.

NOTE 9 - STOCK OPTIONS

There were no stock options outstanding during the fiscal years 2007.

On August 26, 2008, we entered into stock option agreements with our officer and director, John Sams, and Nicholas DeVito. The stock option agreement with Mr. Sams provides for the grant of 750,000 options and the stock option agreement with Mr. DeVito provides for the grant of 650,000 options. The options are exercisable at a price of $0.50 per share and vest in equal monthly installments over a twenty four month period.

On September 1, we entered into stock option agreements with Joseph Titus. The stock option agreement with Mr. Titus provides for the grant of 400,000 options. The options are exercisable at a price of $0.50 per share and vest in equal monthly installments over a twenty four month period.

A summary of the status of the options and warrants granted at December 31, 2008 and 2007, and changes during the years then ended is presented below.

	For the years ended December 31,
	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	-	-	-	-
Granted	1,800,000.50		-	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at end of period	1,800,000.50		-	-
Weighted average fair value of
options exercisable	300,000.50		-	-

A summary of the status of the options and warrants outstanding at December 31, 2008 is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of		Weighted-Average	Weighted-Average		Weighted-Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$.01-.50	1,800,000	9.6 years	$0.50	300,000	$0.50
$.01-.50	1,800,000	9.6 years	$0.50	300,000	$0.50

The fair value of each warrant granted is estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the grants during 2008: risk-free interest rate of between 4.28% and 4.64%, expected dividend yield of zero, expected lives of three to ten years and expected volatility of 200%.

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

NOTE 11 - COMPARATIVE FIGURES

Certain prior year comparative figures have been reclassified to conform to the current year presentation

NOTE 12 - SUBSEQUENT EVENTS

On February 5, 2009 the Company entered into a term sheet with I2BF, a UK based investment firm for a $5,000,000 equity investment in the company. The investment is contingent on another $7,000,000 being committed from other investors.

In April of 2009 the Company signed a Memorandum of Understanding with the Kamloops Indian Band in British Columbia to explore the development and building of a cellulosic ethanol biorefinery in Kamloops British Colombia. .The initial phase will be feasibility study including location specific engineering and permitting. An initial investment by the Kamloops Indian Band and the company will fund this phase.

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A.    Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2008, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our principal executive and principal financial officer, the effectiveness of our internal control over financial reporting as of September 30, 2008.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management, with the participation of our principal executive and principal financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2008, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this annual report.

Material Weaknesses Identified

Based on our management’s evaluation required by paragraph (d) of Rule 13a-15 and of Rule 15d-15 of the Exchange Act, certain significant deficiencies in internal control became evident to management that our management believes represent material weaknesses, including:

(i)

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended December 31, 2008, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected;

(ii)	There is a lack of sufficient supervision and review by our management;

(iii)

Insufficient corporate governance policies. Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management; and

(iv)

Our company's accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company's December 31, 2008 financial statements.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2009 assessment of the effectiveness of our internal control over financial reporting.

We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses described in this annual report. Such remediation activities include the following:

(1)	We intend to hire outside consultants with sufficient expertise in accounting for complex US GAAP issues for our 2009 fiscal year;

(2)	We intend to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes and;

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

On August 26, 2008, we entered into stock option agreements with our officer and director, John Sams, and Nicholas DeVito. The stock option agreement with Mr. Sams provides for the grant of 750,000 options and the stock option agreement with Mr. DeVito provides for the grant of 650,000 options. The options are exercisable at a price of $0.50 per share and vest in equal monthly installments over a twenty four month period.

On September 1, 2008, we entered into stock option agreements with Joseph Titus. The stock option agreement with Mr. Titus provides for the grant of 400,000 options. The options are exercisable at a price of $0.50 per share and vest in equal monthly installments over a twenty four month period.

On February 5, 2009, we entered into a term sheet with I2BF, a UK based investment firm for a $5,000,000 equity investment in the company. The investment is contingent on another $7,000,000 being committed from other investors.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
John Sams	Chief Operations Officer Director President, Secretary, Treasurer	57	May 16, 2008 June 13, 2008

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

John Sams

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

From 1999 to 2003 Mr. Sams was the President, CEO and a Director of Environmental Elements Corp. A company with annual sales of over $70 million globally, Environmental Elements Corporation was an AMEX listed public environmental services/maintenance, manufacturing, and technology company serving the power, oil/gas, pulp/paper and process industries. Fuels for projects included renewable fuels including biomass, black liquor and fossil fuels. At the company he managed the global operations including subsidiary companies in China, the U.K., and Canada. He was responsible for the profit and loss for all operations and directed 170 employees worldwide including corporate headquarters, five U.S.. regional offices, manufacturing and marketing operations in China, service and marketing operations in Canada, and the service company in the U.K.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;

3.

being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2008, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
John Sams	1(1)	1(1)	1
Ian S. Grant	Nil	Nil	Nil

(1) The executive officer, director or holder of 10% or more of our common stock filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

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

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2008. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Item 11.    Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2008 and 2007; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2008 and 2007, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
John Sams President, Secretary, Treasurer and Director (1)	2008 2007	Nil N/A	Nil N/A	Nil N/A	77,312 N/A	Nil N/A	Nil N/A	Nil N/A	77,312 N/A
Ian S. Grant Former President, Secretary, Treasurer and Director (2)	2008 2007	105,498 132,996	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	105,498 132,996

(1)	Mr. Sams was appointed the President, Secretary, Treasurer and a director of our company on June 13, 2008.

(2)	Mr. Grant resigned as our President, Secretary, Treasurer and director on June 13, 2008.

Other than as set out below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Stock Option Grants to our Named Executive Officers

Except as disclosed below, as at December 31, 2008, our company did not have a stock option plan and our company did not grant any stock options to any named executive officers during the years ended December 31, 2008 or 2007.

On August 26, 2008, we entered into stock option agreements with our officer and director, John Sams, and Nicholas DeVito. The stock option agreement with Mr. Sams provides for the grant of 750,000 options and the stock option agreement with Mr. DeVito provides for the grant of 650,000 options. The options are exercisable at a price of $0.50 per share and vest in equal monthly installments over a twenty four month period.

On September 1, 2008, we entered into stock option agreements with Joseph Titus. The stock option agreement with Mr. Titus provides for the grant of 400,000 options. The options are exercisable at a price of $0.50 per share and vest in equal monthly installments over a twenty four month period.

Outstanding Equity Awards at Fiscal Year End

Except as disclosed below, there were no outstanding equity awards granted to any named executive officer as of December 31, 2008 or 2007.

On August 26, 2008, we entered into stock option agreements with our officer and director, John Sams, and Nicholas DeVito. The stock option agreement with Mr. Sams provides for the grant of 750,000 options and the stock option agreement with Mr. DeVito provides for the grant of 650,000 options. The options are exercisable at a price of $0.50 per share and vest in equal monthly installments over a twenty four month period.

On September 1, 2008, we entered into stock option agreements with Joseph Titus. The stock option agreement with Mr. Titus provides for the grant of 400,000 options. The options are exercisable at a price of $0.50 per share and vest in equal monthly installments over a twenty four month period.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

Except as disclosed below, there were no options outstanding, and hence no options exercised, by any named executive officers during the years ended December 31, 2008 or 2007.

On August 26, 2008, we entered into stock option agreements with our officer and director, John Sams, and Nicholas DeVito. The stock option agreement with Mr. Sams provides for the grant of 750,000 options and the stock option agreement with Mr. DeVito provides for the grant of 650,000 options. The options are exercisable at a price of $0.50 per share and vest in equal monthly installments over a twenty four month period.

On September 1, 2008, we entered into stock option agreements with Joseph Titus. The stock option agreement with Mr. Titus provides for the grant of 400,000 options. The options are exercisable at a price of $0.50 per share and vest in equal monthly installments over a twenty four month period.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 8, 2009, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
John Sams 808 Windy Ridge LN SE Atlanta, GA 30339	312,500 options(2)	0.591%
Directors and Executive Officers as a Group(1)	312,500 options	0.591%
Ian S. Grant 6 – 260 East Esplanade North Vancouver, BC V7L 1A3	29,813,348	56.719%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 8, 2009. As of April 8, 2009, there were 52,563,348shares of our company’s common stock issued and outstanding.

(2)

On August 26, 2008, we entered into stock option agreements with our officer and director, John Sams. The stock option agreement with Mr. Sams provides for the grant of 750,000 options. The options are exercisable at a price of $0.50 per share and vest in equal monthly installments over a twenty four month period. Within 60 days of April 8, 2009, a total of 312,500 options will have vested.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

As of December 31, 2008 and December 31, 2007, we owed Ian S. Grant and Company Ltd. $548,935 and 507,935, respectively, for consulting fees.

As of December 31, 2008 and December 31, 2007, we had borrowed $61,248 and $92,716, respectively, from our former CEO, Ian S. Grant. The amounts bear an interest rate of 8%, are unsecured and due on demand. For the periods ended December 31, 2008 and December 31, 2007 accrued liabilities –related parties included accrued interest of $19,952 and $14,548, respectively for the amounts outstanding.

As of December 31, 2008 we had received cash advances of $183,820 from a shareholder. We have assumed debt owing to this shareholder of $950,000 based on terms of the license agreement. These advances and assumed debt are unsecured, non-interest bearing and have no specific repayment terms.

Director Independence

We currently act with one director, consisting of John Sams. We have determined that we do not have a director that is considered as an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.    Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2008 and for fiscal year ended December 31, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2008	December 31, 2007
Audit Fees	$20,000	$21,350
Audit Related Fees	Nil	$2,050
Tax Fees	$2,998	Nil
All Other Fees	Nil	Nil
Total	$22,998	$23,400

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)       Exhibits

Exhibit
Number	Description

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on September 15, 2006).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on September 15, 2006).

3.3	Certificate of Amendment (incorporated by reference from our Registration Statement on Form SB-2 filed on September 15, 2006).

3.4	Certificate of Change (incorporated by reference from our Form 8-K filed on September 17, 2007).

3.5	Articles of Merger (incorporated by reference from our Form 8-K filed on October 2, 2007).

(10)	Material Contracts

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

*             Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN BIOFUELS INTERNATIONAL CORPORATION
(Registrant)

Dated: April 15, 2009	/s/ John Sams
John Sams
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)