Form 10-Q
period 2009-03-31
RAVEN BIOFUELS INTERNATIONAL CORP
filed 2009-05-20
CIK 1372507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

52,563,348 common shares issued and outstanding as of May 19, 2009

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

RAVEN BIOFUELS INTERNATIONAL CORPORATION
Balance Sheets

	March	December
	31,	31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$1,685	$1,875

Total Current Assets	1,685	1,875

Intellectual Property (Note 3)	1,125,000	1,125,000
Less accumulated amortization	(67,192)	(39,452)
Net Value of Intellectual Property	1,057,808	1,085,548
TOTAL ASSETS	$1,059,493	$1,087,423

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$23,115	$17,991
Accounts payable – related parties (Note 5)	566,935	548,935
Accrued liabilities – related parties (Note 5)	18,006	17,288
Income taxes payable	750	750
Advances payable	24,990	24,990
Notes payable and advances – related parties (Note 5)	1,192,403	1,195,068
Total Current Liabilities	1,826,199	1,805,022
TOTAL LIABILITIES	1,826,199	1,805,022

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 8,800,000,000
shares authorized, 52,563,348 shares issued and
outstanding, respectively	52,563	52,563
Additional paid-in capital	622,089	504,589
Foreign currency translation adjustments	3,180	581
Accumulated deficit	(1,444,538)	(1,275,332)

Total Stockholders’ Equity (Deficit)	$(766,706)	$(717,599)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$1,059,493	$1,087,423

The accompanying notes are an integral part of these financial statements.

RAVEN BIOFUELS INTERNATIONAL CORPORATION
Statements of Operations and Other Comprehensive Loss
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008

Sales Commission	$-	$6,948
Total Revenue	-	6,948
EXPENSES
Consulting expense	135,500	33,249
General and administrative	4,749	21,640
Interest expense	1,217	2,226
Depreciation and amortization	27,740	-
Total Expenses	169,206	57,115
(LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(169,206)	(50,167)
Income tax expense	-	-
NET (LOSS)	(169,206)	(50,167)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	2,599	4,374
TOTAL COMPREHENSIVE INCOME (LOSS)	$(166,607)	$(45,793)

BASIC INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)

BASIC AND FULLY DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	52,563,348	52,213,348

The accompanying notes are an integral part of these financial statements.

RAVEN BIOFUELS INTERNATIONAL CORPORATION
Statement of Stockholders’ Equity (Deficit)

			Additional	Other
	Common Stock		Paid in	Comprehensive
			Capital	Income	Accumulated
	Shares	Amount		(Loss)	Deficit

Balance,
December 31, 2008	52,563,348	$52,563	$504,589	$581	$(1,275,332)

Stock option compensation
expense (unaudited)	-	-	117,500	-	-

Foreign currency translation

adjustments (unaudited)	-	-	-	2,599	-

Net Loss for the period
ended March 31, 2008
(unaudited)	-	-	-	-	(169,206)

Balance, March 31, 2008
(unaudited)	52,563,348 $	52,563	$622,089	$3,180	$(1,444,538)

The accompanying notes are an integral part of these financial statements.

RAVEN BIOFUELS INTERNATIONAL CORPORATION
Statements of Cash Flow
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
CASH FLOWS - OPERATING ACTIVITIES
Net Income (Loss)	$(169,206)	$(50,167)
Options issued for services	117,500
Depreciation and amortization	27,740
Changes in operating assets and liabilities:
Increase (Decrease) in accounts payable	4,559	(22,507)
Increase in accounts payable – related parties	18,000	27,801
Increase in accrued liabilities – related parties	1,217	1,889
Net cash (used for) operating activities	(190)	(42,984)

CASH FLOWS - INVESTING ACTIVITIES	-	-

CASH FLOWS - FINANCING ACTIVITIES
Advances on notes payable and advances – related	-	63,930
Net cash provided by financing activities	-	63,930

INCREASE (DECREASE) IN CASH DURING PERIOD	(190)	20,946
CASH AT BEGINNING OF PERIOD	1,875	93
CASH AT END OF PERIOD	$1,685	$21,039

CASH PAID DURING THE PERIOD FOR:
Interest	$-	$300
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

RAVEN BIOFUELS INTERNATIONAL CORPORATION
Notes to the Unaudited Financial Statements

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

NOTE 2 - ORGANIZATION

Spectre Holdings Inc. (“SHI”) was organized under the laws of the State of Nevada on December 11, 2003. On January 5, 2006 SHI changed its name to Auto Photo Technologies Inc. (“APT”). On September 17, 2007 APT changed its name to Raven Biofuels International Corporation (RBIC), hereafter referred to as “The Company”.

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

On May 26, 2008, the Company entered into a letter of intent with Superior Biotechnologies Corporation pursuant to which the Company has negotiated a definitive agreement for the acquisition from Superior of certain contractual rights and intellectual property rights for the payment of $75,000. The consideration will also consist of the Company assuming liability for a loan of $875,000 that was provided from Tribune Capital Partners SA to Superior. Included in the $875,000 of assumed debt was $500,000 provided to Superior by Tribune for two equal payments of $250,000 paid to Pure Energy pursuant to the license agreement. The total liability assumed by the Company form the License Agreement is $950,000 (see Note 5).

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

The License Agreement will be amortized over its useful life of 10 years on a straight line basis. For the three months ended March 31, 2009, the Company recognized $27,740 of amortization expense based on an annual amortization expense of $112,500. Accumulated amortization for the period ended March 31, 2009 is $67,192.

NOTE 4 - COMMON STOCK

As of March 31, 2009 the Company’s authorized share capital is now 8,800,000,000 common shares of which 52,563,348 are issued and outstanding.

NOTE 5 - RELATED PARTY TRANSACTIONS

Related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Accounts Payable – Related Parties

As of March 31, 2009 and December 31, 2008, the Company owed I. S. Grant and Company Ltd. $566,935 and $535,770 respectively, for consulting fees.

Notes Payable and Advances – Related Parties

As of March 31, 2009 and December 31, 2008, the Company had borrowed $60,378 and $61,248, respectively, from the Company’s former CEO and President, Ian S. Grant. The amounts bear an interest rate of 8%, are unsecured and due on demand. For the years ended March 31, 2009 and 2008 accrued liabilities –related parties included accrued interest of $18,006 and $15,889, respectively for the amounts monies.

As of March 31, 2009 the Company had received cash advances of $182,025 from a shareholder. The Company has assumed debt owing to this shareholder of $950,000 based on terms of the license agreement (See Note 3). These advances and assumed debt are unsecured, non-interest bearing and have no specific repayment terms

NOTE 6 - STOCK OPTIONS

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

On September 1, 2008 we entered into stock option agreements with Joseph Titus. The stock option agreement with Mr. Titus provides for the grant of 400,000 options. The options are exercisable at a price of $0.50 per share and vest in equal monthly installments over a twenty four month period.

A summary of the status of the options and warrants granted and outstanding at March 31, 2009 and 2008, and changes during the years then ended is presented below:

	For the period ended March 31,
	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	1,800,000.50		-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at end of period	1,800,000.50		-	-
Weighted average fair value of
options exercisable	525,000.50		-	-

A summary of the status of the options and warrants outstanding at March 31, 2009 is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$.50	1,800,000	9.4 years	$0.50	525,000	$0.50
$.50	1,800,000	9.4 years	$0.50	525,000	$0.50

The fair value of each warrant granted is estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the grants during 2008: risk-free interest rate of between 4.28% and 4.64%, expected dividend yield of zero, expected lives of three to ten years and expected volatility of 200%.

NOTE 7 -GOING CONCERN

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

NOTE 8 - SUBSEQUENT EVENTS

On April 7, 2009 the Company signed a Letter of Intent with the Kamloops Indian Band in British Columbia to explore the development and building of a cellulosic ethanol biorefinery in Kamloops British Colombia. The initial phase will be feasibility study including location specific engineering and permitting. An initial investment by the Kamloops Indian Band and the Company is expected to fund this phase.

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

Raven Biofuels International Corporation (also known as -Raven|| or the -Company||) is a renewable fuels company currently trading on the OTB:BB under the symbol RVBF. We plan to develop a global renewable energy business whose principal focus is the manufacturing, production and wholesale distribution of high quality fuel-grade cellulosic based ethanol and green derivative chemicals. Raven has acquired a worldwide technology license to a proprietary acid hydrolysis process that converts agriculture cellulosic waste into ethanol. The Company will utilize trade secrets, several patents, proprietary technologies, and processes that will enable it to become a competitive low-cost producer of renewable fuel products.

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

On March 10, 2009, we entered into a services agreement with Larson Engineering, Inc. of Atlanta, Georgia to perform process design, mass and energy balances, development of Process Flow Diagrams and preliminary equipment selection for the Kamloops, BC biorefinery. This engineering effort is generic to all biorefineries that Raven will develop, build and operate in the future. Larson has been involved with 50+ ethanol and biofuels facilities throughout the U.S.

On April 7, 2009, we entered into a letter of Intent with the Kamloops Indian Band for a jointly funded biorefinery in Kamloops British Columbia. The agreement provides for initial funding for engineering by both parties and joint equity funding for the project.

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

Results of Operations

Three Month Summary Ending March 31, 2009 and 2008

		Three Months Ended
			March 31
		2009	2008
Revenue	$	Nil	$6,948
Operating Expenses		$169,206	$57,115
Net Income (Loss)		$(169,206)	$(50,167)

Expenses

Our operating expenses for the three month period ended March 31, 2009 and 2008 are outlined in the table below:

	Three Months Ended
			March 31
	2009		2008
Consulting expense	$135,500		$33,249
General and administrative	$4,749		$2,160
Interest expense	$1,217		$2,226
Depreciation and amortization	$27,740	$	Nil

Operating expenses for three months ended March 31, 2009, increased by 196.25% as compared to the comparative period in 2008 primarily as a result of an increase in consulting expenses and depreciation and amortization.

Revenue

During the three months ended March 31, 2009 we earned revenues from sales commissions of $Nil compared to revenues from sales commissions of $6,948 during the three months ended March 31, 2008.

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

On August 26, 2008, we entered into stock option agreements with our officer and director, John Sams, and Nicholas DeVito. The stock option agreement with Mr. Sams provides for the grant of 750,000 options and the stock option agreement with Mr. DeVito provides for the grant of 650,000 options. The options are exercisable at a price of $0.50 per share and vest in equal monthly instalments over a twenty four month period.

On September 1, 2008, we entered into stock option agreements with Joseph Titus. The stock option agreement with Mr. Titus provides for the grant of 400,000 options. The options are exercisable at a price of $0.50 per share and vest in equal monthly instalments over a twenty four month period.

Liquidity and Financial Condition

Working Capital

		At
	At	December
	March 31,	31,	Increase/
	2009	2008	Decrease
Current Assets	$1,685	$1,875	$(190)
Current Liabilities	$1,826,199	$1,805,022	$21,177
Working Capital (deficit)	$(1,824,514)	$(1,803,147)	$(21,367)

Cash Flows

	At	At
	March 31,	March 31,
	2009	2008
Net Cash Used in Operating Activities	$(190)	$(42,984)
Net Cash Provided by Investing Activities	$0	$0
Net Cash Provided by Financing Activities	$0	$63,930
Increase (Decrease) in Cash During the Period	$(190)	$20,946

The net decrease in cash that we incurred for the three month period ended March 31, 2009 compared with the three month period ended March 31, 2008 was largely due to increased option expense for compensation.

In the next twelve months we anticipate spending $350,000 on management consulting and $75,000 on general and administrative. Our cash on hand at March 31, 2009 was $1,685. We plan to raise additional capital required to meet immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

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

Cash Requirements

As a result of our recent acquisition from Superior Biotechnologies, we anticipate that we will expend approximately $925,000 during the twelve-month period ending March 31, 2010 to fund, service and develop our alternative energy business and for working capital. These expenditures are broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending March 31, 2010

Operating Expenses
Management and Consulting	$350,000
Research and Development	500,000
General and Administrative	75,000
Total Operating Expenses	$925,000

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended December 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our annual financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Item 4(T). Controls and Procedures.

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

As of March 31, 2009, the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our principal executive and principal financial officer, the effectiveness of our internal control over financial reporting as of March 31, 2009.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management, with the participation of our principal executive and principal financial officer concluded that our internal control over financial reporting was not effective as of March 31, 2009, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses Identified

Based on our management’s evaluation required by paragraph (d) of Rule 13a-15 and of Rule 15d-15 of the Exchange Act, certain significant deficiencies in internal control became evident to management that our management believes represent material weaknesses, including:

(i)

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the quarter ended March 31, 2009, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected;

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

Our company's accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company's March 31, 2009 financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended March 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We anticipate that our cash on hand will not be sufficient to satisfy our cash requirements for the balance of the year ended March 31, 2009. In addition, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. As of March 31, 2009 we have an accumulated deficit of $(1,444,538).

We have accrued significant amounts of management fees that are payable on demand to our former director and officer, Ian S. Grant. If a demand for payment was made we would be unable to satisfy any required payment.

As at March 31, 2009 we have accrued management fees of $566,935 that are due and owing to Ian Grant, our former director and officer. These fees have no fixed payment terms and are due on demand. As at March 31, 2009 we had $1,685 in cash on hand and to date we have not generated any material revenues from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We cannot anticipate when we will be able to generate significant revenues from sales, or when or if we will be able to raise additional funds. As a result, if Mr. Grant made a demand for payment of the accrued fees that are due and owing to him, we would be unable to make any payments in satisfaction of the accrued fees. If a demand for payment of the accrued fees is made we will not be able to maintain our operations and our business will fail.

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

10.2	Form of Subscription Agreement (incorporated by reference from our Registration Statement on Form SB-2 filed on September 15, 2006).

Exhibit
Number	Description

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

10.14	Asset Purchase Agreement dated June 10, 2008, between our company and Superior Biotechnologies Corporation (incorporated by reference from our Form 8-K filed on August 29, 2008).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from an Annual Report on Form 10- KSB filed on July 5, 2007).

(31)	Rule 13a-14(d)/15d-14(d) Certification

31.1*	Section 302 Certification.

Exhibit
Number	Description

(32)	Section 1350 Certification

32.1*	Section 906 Certification.

*file herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN BIOFUELS INTERNATIONAL CORPORATION
(Registrant)

Dated: May 20, 2009	/s/ John Sams
John Sams
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)